Form 10-K
period 1996-03-31
TAPPAN ZEE FINANCIAL INC
filed 1996-06-27
CIK 947460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1996

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to

         COMMISSION FILE NUMBER  0-26466

                           TAPPAN ZEE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         13-3840352
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

75 NORTH BROADWAY, TARRYTOWN, NEW YORK                    10591-0187
(Address of principal executive offices)                   (Zip Code)

                                 (914) 631-0344
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                (Not applicable)
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1)YES  X   NO         (2)YES  X   NO
                            ---     ----           ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of May 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $16,720,320 based on the closing price on the that date and a total of 1,560,062 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Registrant's Annual Report to Shareholders for fiscal 1996 are incorporated herein by reference into Item 1 of Part I and Items 5,6,7 and 8 of Part II.
(2) Portions of definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12 and 13 of Part III.

                           TAPPAN ZEE FINANCIAL, INC.

                                                  PART I

                                                                                                               Page
                                                                                                               ----
Item 1.      Business                                                                                          2
Item 2.      Properties                                                                                        28
Item 3.      Legal Proceedings                                                                                 28
Item 4.      Submission of Matters to a Vote of Security Holders                                               28

                                                  PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                         28
Item 6.      Selected Financial Data                                                                           28
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations             28
Item 8.      Financial Statements and Supplementary Data                                                       28
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              28

                                                  PART III

Item 10.     Directors and Executive Officers of the Registrant                                                28
Item 11.     Executive Compensation                                                                            29
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                    29
Item 13.     Certain Relationships and Related Transactions                                                    29

                                                  PART IV

Item 14.     Exhibits, Financial  Statement Schedules, and Reports on Form 8-K                                 29

             Signatures                                                                                        32

                                     PART I

ITEM 1.    BUSINESS

GENERAL

     Tappan Zee Financial, Inc. (the "Registrant") is the unitary savings association holding company for Tarrytowns Bank, FSB (the "Bank"), a federally chartered savings bank and wholly-owned subsidiary of the Registrant. On October 5, 1995, the Bank converted from a mutual savings bank to a stock savings bank (the " Conversion"). Collectively, the Registrant and the Bank are referred to herein as the "Company." Concurrent with the Conversion, the Registrant sold 1,620,062 shares of its common stock in a subscription and community offering at a price of $10 per share, for net proceeds of $14.9 million.

     The Company's primary market area consists of the Village of Tarrytown and its neighboring communities in Westchester County, New York with business conducted from one office located in Tarrytown, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in mortgage loans secured by one- to four-family residences. To a significantly lesser extent, funds are invested in multi-family, commercial real estate, construction, commercial business and consumer loans. The Company also invests in mortgage-backed and other securities. The Registrant has no business activities other than its ownership of the Bank.

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

MARKET AREA AND COMPETITION

    The Company's deposit gathering and lending markets are concentrated in the communities surrounding its office in the Village of Tarrytown located in Westchester County, New York, although the Company also lends to borrowers located elsewhere in Westchester County. Westchester County borders
New York City to the south, Connecticut to the east, northern New Jersey and the County of Rockland in New York to the west and the New York County of Putnam to the north. In addition to being a suburb of New York City, Westchester contains villages, towns and cities with shopping, office and industrial centers, as well as farms and rural areas. More than 875,000 people live in Westchester County representing more than 320,000 households with a median household income greater than $45,000. The population of the Village of Tarrytown exceeds 10,700, with a median household income that is on par with that of Westchester County.

     Some of the nation's major corporations have Westchester operations, including IBM Corporation, Texaco Inc., American Telephone and Telegraph Co., New York Telephone, Pepsico, Readers Digest, Inc., Tambrands, Inc., Kraft General Foods, Inc., Metro-North Commuter Railroad Company and Consolidated Edison of New York, Inc. Many other industrial, insurance, educational, financial and health service corporations employ significant numbers of local residents and also serve to meet the educational, cultural and social needs of the area. The labor force contains larger percentages of professional, technical and clerical workers than New York State as a whole. However, many companies have downsized their operations and staff sizes in the last few years. For example, IBM Corporation has had a series of staff reductions resulting in a significant decline in the number of jobs in the area. In addition, General Motors recently closed its plant located in the Village of North Tarrytown, which employed approximately 2,100 people. Many of the employees who worked at the plant did not live in Tarrytown or its neighboring communities, therefore, the Company currently does not believe the plant closing will have a material adverse effect on its residential mortgage loan portfolio. However, it is likely that the plant closing will have an adverse effect on some of the local Tarrytown businesses, which may adversely affect the Company's commercial real estate and commercial loan portfolios. In addition, it is the Company's understanding that a substantial portion of North Tarrytown's tax base is attributable to the General Motors plant. It is possible that the commercial businesses and homeowners in North Tarrytown and Tarrytown (which comprise a single school district) will face higher property tax assessments due to the plant closing. This could adversely affect the ability of those commercial businesses and homeowners who are borrowers of the Company to continue to repay their outstanding loans in a timely fashion. The Company, however, is unable to determine at this time the ultimate impact of any such event.

     The Northeast region of the United States, which includes the Company's market area, has been affected by the prolonged recession that occurred in the early 1990s, which resulted in a contraction of economic activity and a deterioration of the local real estate market. If another recession were to occur, and as a result the Company experiences a significant increase in non-performing assets, it is likely that the Company's future operating results would be affected by (i) significant provisions for loan losses and reduced interest income, (ii) significant provisions for real estate owned losses, and
(iii) significant costs incurred in connection with managing foreclosed properties and collection efforts on delinquent loans.

     The Company faces substantial competition for both the deposits it accepts and the loans it makes. Westchester County has a high density of financial institutions, including branch offices of major commercial banks, all of which compete with the Company to varying degrees. The Village of Tarrytown has full-service branch offices of the following commercial banks: First Union National Bank, Chase Manhattan Bank, Fleet Bank, Bank of New York and Union State Bank. The Company also encounters significant competition for deposits from commercial banks, savings banks and savings and loan associations located in Westchester County, as well as short-term money market securities, money market mutual funds, and corporate and government securities. Due to the size of the Company relative to its competitors, the Company offers a more limited product line than many competitors, with an emphasis on product delivery and customer service rather than a very broad product line. The Company competes for deposits by offering a variety of customer services and deposit accounts at generally competitive interest rates.The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, brokers and other institutional lenders. The Company competes for loans primarily by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive within its market area. Changes in the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may be more willing than the Company or its competitors to make credit available but which have not generally engaged in lending activities in the Company's market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

     Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At March 31, 1996, the Company had total gross loans outstanding of $52.1 million (before deducting the allowance for loan losses and net deferred loan fees), of which $38.8 million, or 74.4%, were one- to four-family, owner-occupied residential mortgage loans. The remainder consisted of $3.3 million of multi-family mortgage loans, or 6.3% of total loans; $3.6 million of commercial real estate mortgage loans, or 6.9% of total loans; $2.5 million of construction mortgage loans, net of loans in process, or 4.7% of total loans; $2.7 million of commercial business loans, or 5.2% of total loans; and $1.3 million of consumer loans, or 2.5% of total loans.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                                        AT MARCH 31,
                                    -------------------------------------------------------------------------------------
                                               1996                          1995                        1994
                                    --------------------------     ------------------------      ------------------------
                                                    PERCENT                        PERCENT                     PERCENT
                                      AMOUNT       OF TOTAL          AMOUNT        OF TOTAL       AMOUNT       OF TOTAL
                                    ----------    ------------     -----------   ----------      -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
 Mortgage loans:
   One- to four-family              $  38,762         75.75 %      $  39,020         77.68 %     $ 36,011       79.98 %
   Multi-family                         3,287          6.42            3,443          6.85          2,649        5.88
   Commercial                           3,561          6.96            4,019          8.00          2,965        6.59
   Construction, net                    2,462          4.81            1,115          2.22            824        1.83
   Net deferred loan fees                (284)        (0.55)            (324)        (0.64)          (278)      (0.62)
                                    ----------    ----------       ----------    ----------      ---------    --------
        Total mortgage loans           47,788         93.39           47,273         94.11         42,171       93.66


 Commercial loans:

   Commercial business loans, net       2,727          5.33            2,415          4.81          2,211        4.91
   Net deferred loan fees                  (1)           --               (1)           --             (1)         --
                                    ----------    ----------       ----------    ----------      ---------    --------
        Total commercial loans          2,726          5.33            2,414          4.81          2,210        4.91

 Consumer loans:

   Automobile loans                       724          1.41              603          1.20            415        0.92
   Other consumer loans                   821          1.60              789          1.57          1,003        2.23
   Unearned discounts                    (235)        (0.46)            (199)        (0.40)          (236)      (0.52)
   Net deferred loan costs                  4          0.01                3          0.01              3          --
                                    ----------    ----------       ----------    ----------      ---------    --------
        Total consumer loans            1,314          2.56            1,196          2.38          1,185        2.63


 Allowance for loan losses               (654)        (1.28)            (650)        (1.30)          (540)      (1.20)
                                    ----------    ----------       ----------    ----------      ---------    --------
        Total loans, net              $51,174        100.00 %        $50,233        100.00 %      $45,026       100.00 %
                                    ----------    ----------       ----------    ----------      ---------    --------

                                                        AT MARCH 31,
                                  --------------------------------------------------------
                                             1993                      1992
                                  ---------------------------   --------------------------
                                                   PERCENT                       PERCENT
                                     AMOUNT        OF TOTAL          AMOUNT      OF TOTAL
                                  ------------   ------------   -------------  -----------
 Mortgage loans:
   One- to four-family             $  35,634        77.11 %        $ 35,524        77.00 %
   Multi-family                        2,757         5.97             2,575         5.58
   Commercial                          2,958         6.40             2,814         6.10
   Construction, net                   1,462         3.16             1,492         3.24
   Net deferred loan fees               (237)       (0.51)             (230)       (0.50)
                                    ---------     --------         ---------     --------
        Total mortgage loans          42,574        92.13            42,175        91.42


 Commercial loans:

   Commercial business loans, net      2,878         6.23             2,992         6.49
   Net deferred loan fees                 --           --                (3)       (0.01)
                                    ---------     --------         ---------     --------
        Total commercial loans         2,878         6.23             2,989         6.48

 Consumer loans:

   Automobile loans                      501         1.08               481         1.04
   Other consumer loans                  994         2.15             1,069         2.32
   Unearned discounts                   (258)       (0.56)             (282)       (0.61)
   Net deferred loan costs                 4         0.01                 4         0.01
                                    ---------     --------         ---------     --------
        Total consumer loans           1,241         2.68             1,272         2.76


 Allowance for loan losses              (482)       (1.04)             (303)       (0.66)
                                    ---------     --------         ---------     --------
        Total loans, net             $46,211       100.00 %         $46,133       100.00 %
                                    ---------     --------         ---------     --------

     Loan Maturity. The following table shows the contractual maturity of the Company's gross loans at March 31, 1996. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment date and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $8.2 million, $9.5 million and $10.0 million for the years ended March 31, 1996, 1995 and 1994, respectively.


                                                           AT MARCH 31, 1996
                             ------------------------------------------------------------------------------
                               ONE-TO FOUR-  MULTI-   COMMERCIAL              COMMERICAL
                                 FAMILY     FAMILY    MORTGAGE   CONSTRUCTION  BUSINESS  CONSUMER    TOTAL
                             -------------- --------  ---------- ------------ ---------- --------   --------
                                                             (IN THOUSANDS)
Contractual maturity:

 One year or less                $    758   $   734   $    --    $  3,200     $  1,590   $     98   $  6,380
                                 ---------  --------  --------   --------     ---------  --------   --------
 After one year:

   More than 1 year to 5 years      2,272     1,761     2,864         --           925      1,259      9,081
   More than 5 years               35,732       792       697         --           232        188     37,641
                                 ---------  --------  --------   --------     ---------  --------   --------
   Total after  one year           38,004     2,553     3,561         --         1,157      1,447     46,722
                                 ---------  --------  --------   --------     ---------  --------   --------

   Total amount due              $ 38,762   $ 3,287   $ 3,561    $  3,200     $  2,747   $  1,545   $ 53,102
                                 =========  ========  ========   ========     =========  ========   ========


     The following table sets forth the dollar amounts in each loan category at March 31, 1996 that are contractually due after March 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                                                    DUE AFTER MARCH 31, 1997
                                        -------------------------------------------------
                                          FIXED            ADJUSTABLE            TOTAL
                                        -------------------------------------------------
                                                          (IN THOUSANDS)
 Mortgage loans:

    One-to four-family                   $23,833             $14,171             $38,004
    Multi-family                           2,334                 219               2,553
    Commercial                             3,303                 258               3,561

 Commercial business loans                 1,157                  --               1,157
 Consumer loans                            1,447                  --               1,447
                                        ---------           ---------           ---------
      Total                              $32,074             $14,648             $46,722
                                        =========           =========           =========

     Origination, Purchase, Sale and Servicing of Loans. The Company's lending activities are conducted through its office. The Company originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Loan originations are generally obtained from existing or past customers and members of the local communities. Its ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. During the fiscal year ended March 31, 1996, the Company experienced an increase in fixed-rate mortgage loan originations, as compared to originations of adjustable-rate mortgage loans. The Company currently holds for its portfolio all loans it originates and, from time to time, may purchase participations in mortgage loans originated by other institutions. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Company's underwriting policies, which consider the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. The Company has no current plans to sell loans it originates in the future, but continually reviews the merits of adopting such a program to increase liquidity or reduce interest rate risk. The Company does not service loans for others and has no current plans to begin such activities.

     The following table sets forth the Company's loan originations, repayments and other portfolio activity for the periods indicated.

                                                         FOR THE YEAR ENDED MARCH 31,
                                             ---------------------------------------------------
                                                 1996               1995                1994
                                             ------------      --------------       ------------
                                                               (IN THOUSANDS)
Unpaid principal balances at beginning
  of year                                     $ 52,239            $ 46,160             $ 47,484
  Loans originated:
    Mortgage loans:
        One- to four-family                      4,125               8,201                4,956
        Multi-family                               150               1,399                1,189
        Commercial                                  --               1,257                  460
        Construction                             2,580               2,280                  370
    Commercial business                          1,471               2,289                1,281
    Consumer                                       967                 732                  719
                                              ---------           ---------            ---------
      Total loans originated                     9,293              16,158                8,975
                                              ---------           ---------            ---------
  Principal repayments                          (8,233)             (9,462)             (10,023)
  Charge-offs                                      (86)                (63)                (105)
  Transfers to real estate owned                  (111)               (554)                (171)
                                              ---------           ---------            ---------
Unpaid principal balances at end of year        53,102              52,239               46,160
Less:
   Construction loans in process                  (738)               (815)                 (32)
   Unearned discounts                             (235)               (199)                (236)
   Unused lines of credit                          (20)                (20)                 (50)
   Allowance for loan losses                      (654)               (650)                (540)
   Net deferred loan fee                          (281)               (322)                (276)
                                              ---------           ---------            ---------
Net loans at end of year                      $ 51,174            $ 50,233             $ 45,026
                                              =========           =========            =========

     One- to Four-Family Mortgage Lending.   The Company offers both fixed-rate
and adjustable-rate mortgage loans, with maturities up to thirty years, which are secured by one- to four-family, owner-occupied residences. Substantially all such loans are secured by property located in Westchester County, New York. At March 31, 1996, $38.8 million, or 74.4% of the Company's total gross loans outstanding, were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 63.4%, or $24.6 million, were fixed-rate loans and 36.6%, or $14.2 million, were adjustable-rate loans. The interest rates for the majority of the Company's adjustable-rate mortgage loans are indexed to the yield on one-year U.S. Treasury securities. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either every one, three or five years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Company's policy to underwrite its adjustable-rate mortgage loans based on the fully-indexed rate. The Company currently has no mortgage loans that are subject to negative amortization.

     In view of its operating strategy, the Company adheres to its Board approved underwriting guidelines for loan origination, which, though prudent in approach to credit risk and evaluation of collateral, allow management flexibility with respect to documentation of certain matters and certain credit requirements. However, the Company generally originates loans using guidelines comparable to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines. The Company's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan. The Company has not offered and currently does not offer products with a higher loan-to-value ratio in conjunction with private mortgage insurance, and has no plans to do so in the future. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

     Multi-Family Mortgage Lending. The Company originates multi-family mortgage loans generally secured by five- to ten-unit apartment buildings located in the Company's market area. In reaching its decision on whether to make a multi-family loan, the Company considers the qualifications of the borrower as well as the underlying property. Some of the factors considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of the property's net cash flow to debt service requirements); and the ratio of loan amount to appraised value. Pursuant to the Company's underwriting policies, a multi-family mortgage loan may only be made in an amount up to the lesser of (i) 75% of the appraised value of the underlying property or (ii) the Company's current loans-to-one borrower limit; subsequent declines in the real estate values in the Company's primary market area have resulted in an increase in the loan-to-value ratios on certain multi-family mortgage loans. The Company's multi-family mortgage loans are generally fixed-rate loans and may be made with terms up to fifteen years, generally with a five-year balloon maturity and a fifteen-year amortization schedule. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Company's multi-family mortgage loan portfolio at March 31, 1996 was approximately $3.3 million, or 6.3% of total gross loans outstanding. The Company's largest multi-family mortgage loan at March 31, 1996 had an outstanding balance of $466,000 and is secured by a ten-unit apartment building situated over three storefront properties.

     When evaluating the qualifications of the borrower for a multi-family mortgage loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and the Company's lending experience with the borrower. The Company requires that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     Mortgage loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to circumstances outside the borrower's control, including adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.

     Commercial Real Estate Mortgage Lending. The Company originates commercial real estate mortgage loans that are generally secured by a combination of residential and retail facilities and, to a lesser extent, properties used for business purposes, such as small office buildings, located in the Company's market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of
(i) 75% of the lesser of the appraised value or purchase price of the property or (ii) the Company's current loans-to-one borrower limit. These loans are generally fixed-rate loans and may be made with terms up to fifteen years, generally with a five-year balloon maturity and a fifteen-year amortization schedule. The Company's underwriting standards and procedures for these loans are similar to those applicable to its multi-family mortgage loans, whereby the Company considers factors such as the net operating income of the property and the borrower's expertise, credit history and profitability. At March 31, 1996, the Company's commercial real estate mortgage portfolio was $3.6 million, or 6.9% of total gross loans outstanding. The largest commercial real estate loan in the Company's portfolio at March 31, 1996 was $352,000 and is secured by an office and storage facility.

     Mortgage loans secured by commercial real estate properties, like multi-family mortgage loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. This risk is attributable to the uncertain realization of projected income-producing cash flows which are affected by vacancy rates, the ability to maintain rent levels against competitively-priced properties and the ability to collect rent from tenants on a timely basis. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to circumstances outside the borrower's control, including adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.

     Construction Lending. The Company originates loans for the acquisition and development of property to contractors and individuals in its market area. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties, multi-family properties and other properties. These loans are all fixed-rate loans with maturities of one year or less. The Company's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences and multi-family properties, and up to 75% of the appraised value of other types of properties. All construction loans are subject to the limitation on loans-to-one borrower. The Company requires an independent appraisal of the property. If the borrower is a corporation, the Company generally requires personal guarantees and a permanent loan commitment from another lender if the Company will not be making the permanent loan. Loan proceeds are disbursed in increments, subject to inspection by Company inspectors as construction progresses. Subject to the Company's limitation on loans-to-one borrower, during favorable economic conditions, the Company will consider making up to two residential construction loans to one borrower. If economic conditions are not favorable, the Company will not make construction loans, unless there is a confirmed permanent mortgage takeout or the Company has approved the borrower for permanent financing. At March 31, 1996, the Company had $2.5 million (net of undisbursed loan funds of $738,000) of construction loans which amounted to 4.7% of the Company's gross loans outstanding. The largest construction loan in the Company's portfolio at March 31, 1996 was $500,000 and is secured by single-family residential property.

     Construction lending generally involves additional risks to the lender as compared with residential permanent mortgage lending. These risks are attributable to the fact that loan funds are advanced upon the security of the project under construction, predicated on the present value of the property and the anticipated future value of the property upon completion of construction or development. Moreover, because of the uncertainties inherent in delays resulting from labor problems, materials shortages, weather conditions and other contingencies, it is relatively difficult to evaluate the total funds required to complete a project and to establish the loan-to-value ratio. If the Company's initial estimate of the property's value at completion is inaccurate, the Company may be confronted with a project, when completed, having an insufficient value to assure full repayment.

     Commercial Business Lending. The Company also offers limited types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Company's market area. These loans include time and demand loans, term loans and lines of credit. At March 31, 1996, the Company's commercial business loan portfolio amounted to $2.7 million, or 5.2% of total gross loans outstanding. The largest commercial business loan outstanding at March 31, 1996 was a $325,000 loan secured by marketable securities.

     The Company's lines of credit are typically established for one year and are subject to renewal upon satisfactory review of the borrower's financial statements and credit history. Secured short-term commercial business loans are usually collateralized by real estate and are generally guaranteed by a principal of the borrower. Interest on these loans is usually payable monthly at rates that fluctuate based on a spread above the prime rate. The Company offers term loans with terms of up to ten years, although the majority of such loans have terms of five years or less. Typically, term loans have floating interest rates based on a spread above the prime rate. The Company also offers business loans on a revolving basis, whereby the borrower pays interest only. Interest on such loans fluctuates based on the prime rate. Normally these loans require periodic interest payments during the loan term, with full repayment of principal and interest at maturity.

     Similar to construction loans and commercial mortgage loans, commercial business loans generally carry greater credit risks than residential mortgage loans because their repayment is more dependent on (i) the underlying financial condition of the borrower and/or the value of any property or the cash flow from any property securing the loan or the business being financed, and (ii) general as well as local economic conditions.

     Consumer Lending. The Company offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans and personal loans. The Company's consumer loans have original maturities of not more than five years, with the exception that home improvement loans may have original maturities of up to ten years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. Consumer loan applications are reviewed and approved in conformance with standards approved by the Company's Board of Directors. At March 31, 1996, the Company's consumer loan portfolio totaled $1.3 million, or 2.5% of the total gross loans outstanding.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Company and reviews properties offered as security. The Board of Directors has established the following lending authority: the Vice President may approve mortgage loans in amounts up to $200,000 and commercial business loans in amounts up to $75,000; the President may approve mortgage loans up to $350,000 and commercial business loans up to $150,000; commercial business loans in excess of $150,000 and up to $225,000 must be approved by both the President and Vice President or by the Board; and mortgage loans above $350,000 and commercial business loans above $225,000 require Board approval. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors.

     For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required, which appraisal currently is performed by an independent appraiser designated and approved by the Company. The Board annually approves the independent appraisers used by the Company and approves the Company's appraisal policy. It is the Company's policy to require title and hazard insurance on all real estate loans. In connection with a borrower's request for a renewal of a multi-family or commercial mortgage loan with a five-year balloon maturity, the Company evaluates both the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market conditions, as well as the value of the underlying collateral property. The evaluation of the property typically involves a letter update of the existing appraisal unless in the appraiser's opinion the original appraisal is no longer substantially relevant, in which case a full appraisal is obtained.

ASSET QUALITY

     Non-Performing Loans.   Loans are considered non-performing if they are in
foreclosure or are 90 or more days delinquent. Management and the Board of Directors perform a monthly review of all delinquent loans. The actions taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Company's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency. The Company's policies provide that telephone contact be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure.

     Non-performing loans amounted to $1.6 million (13 loans) at March 31, 1996, as compared to $2.6 million (23 loans) at March 31, 1995. The decline in non-performing loans is a result of a combination of factors including collections, charge-offs and the emergence of fewer new problem loans.

     The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

                                            MARCH 31, 1996                                     MARCH 31, 1995
                             ----------------------------------------------   -----------------------------------------------------
                                  60-89 DAYS            90 DAYS OR MORE            60-89 DAYS                   90 DAYS OR MORE
                             --------------------    ----------------------   ------------------------      -----------------------
                              NUMBER   PRINCIPAL      NUMBER    PRINCIPAL      NUMBER       PRINCIPAL       NUMBER       PRINCIPAL
                             OF LOANS   BALANCE      OF LOANS    BALANCE      OF LOANS       BALANCE        OF LOANS      BALANCE
                             --------- ----------    ---------  ----------    ---------     ----------      ----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family            2        $ 286            8      $ 1,198            5        $  605              9        $  1,408
  Multi-family                  1          266           --           --           --            --              4             761
  Commercial                    1          144            2          392           --            --              2             331
Commercial business loans      --           --            1           40            3            34              6             113
Consumer loans                  1            4            2            2            2             5              2              31
                             -------   --------      -------    ---------      -------      ---------        -------    -----------
    Total                       5        $ 700           13      $ 1,632           10        $  644             23        $  2,644
                             =======   ========      =======    =========      =======      =========        =======    ===========


    Delinquent loans to
     total loans              0.71        1.35%        1.84%        3.15%        1.40%         1.27%          3.21%           5.20%
                             =======   ========      =======    =========      =======      =========        =======    ===========


     It is the Company's general policy to stop the accrual of interest on all loans 90 days or more past due. Certain loans 90 days or more past due may continue to accrue interest based on management's evaluation of the loan, and the underlying collateral and the credit worthiness of the borrower.

     When a loan is placed on non-accrual status, unpaid interest is reversed against interest income of the current period. Thereafter, interest payments received on non-accrual loans are recognized as income unless future collections are doubtful, in which case the payments received are applied as a reduction of principal. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

       The classification of a loan as non-performing does not necessarily indicate that loan principal or interest will not be collected. Historical experience indicates that a portion of non-performing assets will eventually be recovered. When all collection efforts have been exhausted, and management determines that the borrower is unable to repay its obligation, the Company will commence foreclosure procedures.

     Real Estate Owned. Property acquired by the Company as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO") and is recorded at the lower of the recorded investment in the related loan or the fair value of the property at the date of acquisition, with any resulting writedown charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established if the cost of a property exceeds its current fair value less estimated sales costs. The Company obtains an appraisal on a real estate owned property as soon as practicable after it takes possession of the real property. The Company will generally reassess the value of real estate owned at least annually thereafter. At March 31, 1996, REO amounted to $402,000 and related to two single-family residences.

     See page 11 of the 1996 Annual Report to Shareholders (the "1996 Annual Report") herein incorporated by reference, for further information regarding non-accrual loans, other past due loans and real estate owned.

     Classified Assets. Federal regulations require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Company's Internal Auditor reviews and classifies the Company's assets monthly and reports the results to the Examining and Audit Committee of the Board of Directors on a monthly basis. The Examining and Audit Committee then reviews the report of the Internal Auditor and reports the results of its review to the Board of Directors. Assets are classified in accordance with the management guidelines described above. REO is classified as Substandard. At March 31, 1996, the Company had $2.0 million of assets classified as Substandard (loans of $1.6 million and REO of $402,000) and no assets classified as Special Mention, Doubtful or Loss. As of March 31, 1996, loans classified as Substandard included seven loans totaling $1.0 million secured by one- to four-family, owner-occupied residences. These loans are classified as Substandard due to delinquencies or other identifiable weaknesses.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. At March 31, 1996, the Company's allowance for loan losses was $654,000, or 1.26% of total loans and 40.07% of non-performing loans, as compared to $650,000, or 1.28% of total loans and 24.58% of non-performing loans, at March 31, 1995. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to establish additional allowances, based on their judgements of the information available at the time of the examination.

     The Company's REO is initially recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides an REO valuation allowance and charges operations for the diminution in value. It is the policy of the Company to obtain an appraisal on all real estate acquired through foreclosure as soon as practicable after it takes possession of the property. The Company generally reassesses the value of real estate owned at least annually thereafter. It is the policy of the Company to charge-off consumer loans when management determines that such loans are no longer collectible.


     See page 12 of the 1996 Annual Report herein incorporated by reference, for the activity in the Company's allowance for loan losses and allowance for losses on real estate owned.

     The following table sets forth the Company's allowance for loan losses allocated by loan category, the percent of the allocated allowances to the total allowance, and the percent of loans in each category to total loans at the dates indicated.


                                                                      AT MARCH 31,
                               -------------------------------------------------------------------------------------------
                                                 1996                                              1995
                               ---------------------------------------------    ------------------------------------------
                                                               PERCENT OF                                    PERCENT OF
                                              PERCENT OF        LOANS IN                     PERCENT OF       LOANS IN
                                               ALLOWANCE          EACH                        ALLOWANCE         EACH
                                ALLOWANCE      TO TOTAL        CATEGORY TO      ALLOWANCE     TO TOTAL       CATEGORY TO
                                 AMOUNT        ALLOWANCE       TOTAL LOANS       AMOUNT       ALLOWANCE      TOTAL LOANS
                                ----------    -----------     -------------     ----------  ------------    --------------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family                 $184          28 %             75 %          $204            31 %            76 %
  Multi- family                        13           2                6              68            11               7
  Commercial                           56           9                7              66            10               8
  Construction                         32           5                5              19             3               2
Commercial business loans              29           4                5              24             4               5
Consumer loans                         15           2                2              15             2               2
Unallocated                           325          50                0             254            39               0
                                   -------       ----             ----           ------         ----            ----
Total                                $654         100 %            100 %          $650           100 %           100 %
                                   =======       ====             ====           ======         ====            ====


                                                                      AT MARCH 31,
                                  ---------------------------------------------------------------------------------------------
                                                     1994                                           1993
                                  -------------------------------------------     ---------------------------------------------
                                                                 Percent of                                        Percent of
                                                 Percent of       Loans in                        Percent of        Loans in
                                                  Allowance         Each                           Allowance          Each
                                    Allowance     to Total       Category to        Allowance      to Total        Category to
                                     Amount       Allowance      Total Loans         Amount        Allowance       Total Loans
                                   -----------   -----------     -----------       ----------     -----------     -------------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family                  $128            24 %            79 %            $112             23 %             76 %
  Multi- family                         12             2               6                27              6                6
  Commercial                            32             6               6                30              6                6
  Construction                         173            32               2                85             18                3
Commercial business loans               24             4               5                54             11                6
Consumer loans                          14             3               2                16              3                3
Unallocated                            157            29               0               158             33                0
                                     ------         ----            ----            -------          ----             ----
Total                                 $540           100 %           100 %            $482            100 %            100 %
                                     ======         ====            ====            =======          ====             ====



                                                    AT MARCH 31,
                                   ---------------------------------------------
                                                       1992
                                   ---------------------------------------------
                                                                   PERCENT OF
                                                  PERCENT OF        LOANS IN
                                                   ALLOWANCE          EACH
                                    ALLOWANCE      TO TOTAL        CATEGORY TO
                                     AMOUNT        ALLOWANCE       TOTAL LOANS
                                   ----------   --------------   --------------
                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family                   $83             28 %             76 %
  Multi- family                         10              3                6
  Commercial                            30             10                6
  Construction                         107             35                3
Commercial business loans               57             19                6
Consumer loans                          16              5                3
Unallocated                              0              0                0
                                    -------         -----            -----
Total                                 $303            100 %            100 %
                                    =======         =====            =====

INVESTMENT ACTIVITIES

     Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is based upon its asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The investment policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Company's asset/liability structure. The Company's investment goal has been to invest available funds in highly liquid instruments that have adjustable and fixed rates and that generally at the time of purchase, do not exceed an average life of eight years with respect to collateralized mortgage obligations ("CMOs") and eleven years with respect to other mortgage-backed securities, or that meet specific requirements of the Company's asset/liability goals. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. At March 31, 1996, the Company's securities portfolio amounted to $51.2 million (amortized cost) with an estimated weighted average remaining life of 5.6 years.

     The Company's investment policy permits it to invest in U.S. government obligations; certain securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and the Government National Mortgage Association ("GNMA"); certificates of deposit of insured banks and savings associations; federal funds; and investment grade corporate debt securities and commercial paper.

     The Company's investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. The Company generally purchases only short-and medium-term classes of CMOs guaranteed by the FNMA or FHLMC. A substantial portion of the Company's CMOs have consisted of real estate mortgage investment conduits ("REMICs").

     Thrift Bulletin Number 52, the OTS Policy Statement on securities portfolio policies and unsuitable investment practices ("TB-52"), requires that institutions classify mortgage derivative products acquired, including certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At March 31, 1996, the Company did not have any CMOs that were identified as "high-risk mortgage securities." The Company has never invested in CMO residual interests or in CMO tranches that met the definition of a high-risk mortgage security at the time of investment.

     Mortgage-Backed Securities. The Company invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand. At March 31, 1996, the carrying value of mortgage-backed securities totaled $31.4 million, or 27.4% of total assets. The fair value of all mortgage-backed securities totaled $31.5 million at March 31, 1996. Mortgage-backed securities in the Company's available-for-sale portfolio are carried at fair value. Mortgage-backed securities in the Company's held-to-maturity portfolio are carried at amortized cost. The mortgage-backed securities portfolio includes CMOs with a net carrying value at March 31, 1996 of $18.7 million.

     At March 31, 1996, all securities in the Company's mortgage-backed securities portfolio were directly insured or guaranteed by GNMA, FNMA or FHLMC, thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The Company's mortgage-backed securities portfolio had a weighted average yield of 7.06% at March 31, 1996.

     Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. In general, under OTS regulations mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC and certain AAA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. See "Regulation--Regulation of Federal Savings Association--Capital Requirements."

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. It is the Company's strategy to purchase tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments.

     The following table sets forth activity in the Company's mortgage-backed securities portfolio for the periods indicated.



                                                                      FOR THE YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------------
                                                          1996                   1995                1994
                                                    --------------       ------------------    ---------------
                                                                            (IN THOUSANDS)
Amortized cost at beginning of year                  $    23,935            $     21,157        $     21,915
Purchases                                                 14,137                   5,510               6,960
Sales of available-for-sale securities                    (3,709)                     --                  --
Principal repayments                                      (2,812)                 (2,733)             (7,744)
Premium and discount amortization, net                         8                       1                  26
                                                    --------------       -----------------     ---------------
Amortized cost at end of year                        $    31,559            $     23,935        $     21,157
                                                    ==============       =================     ===============

    At March 31, 1996, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's equity at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities which are fully collateralized by mortgages held by single-purpose entities and guaranteed by government-sponsored agencies.

    The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification category and by type of security, at the dates indicated:

                                                                           AT MARCH 31,
                               ----------------------------------------------------------------------------------------------------
                                             1996                              1995                                  1994
                               -----------------------------       -----------------------------         --------------------------
                                AMORTIZED             FAIR         AMORTIZED             FAIR            AMORTIZED         FAIR
                                   COST              VALUE           COST                VALUE              COST           VALUE
                               ----------        -----------       ---------          ----------         ----------      ----------
                                                                          (IN THOUSANDS)
HELD -TO-MATURITY/ HELD FOR
  INVESTMENT(1)
Mortgage-backed securities:
  CMOs                          $ 1,108           $ 1,113           $ 6,177            $ 5,968           $14,873           $14,669
  Pass-through securities         5,129             5,249             7,688              7,648             6,284             6,345
                               ----------        -----------       ---------          ----------         ----------      ----------
                                  6,237             6,362            13,865             13,616            21,157            21,014
Other debt securities:
  Agency and other                3,199             3,234             3,199              3,031             8,427             8,260

Equity securities(2)                 --                --                --                 --             1,210             1,210
                               ----------        -----------       ---------          ----------         ----------      ----------
  Total                           9,436             9,596            17,064             16,647            30,794            30,484
                               ----------        -----------       ---------          ----------         ----------      ----------

AVAILABLE-FOR-SALE (1)
Mortgage-backed securities:
  CMOs                           17,651            17,555             7,773              7,487                --                --
  Pass-through securities         7,671             7,622             2,297              2,307                --                --
                               ----------        -----------       ---------          ----------         ----------      ----------
                                 25,322            25,177            10,070              9,794                --                --
Other debt securities:
  U.S. Treasury                   6,490             6,493             1,008                983                --                --
  Agency and other                8,616             8,530             2,610              2,517                --                --
                                 15,106            15,023             3,618              3,500                --                --

Equity securities                 1,344             1,344                23                 23                --                --
Net unrealized loss                (228)               --              (394)                --                --                --
                               ----------        -----------       ---------          ----------         ----------      ----------
  Total                          41,544            41,544            13,317             13,317                --                --
                               ----------        -----------       ---------          ----------         ----------      ----------


  Total securities, net         $50,980           $51,140           $30,381            $29,964           $30,794           $30,484
                               ==========        ===========       =========          ==========         ==========      ==========



(1) In fiscal 1995, the Company adopted SFAS No. 115 and classified its securities as held-to-maturity and available-for-sale. In fiscal 1994, the Company classified all securities as held-for-investment.

(2) In accordance with SFAS No. 12, prior to the adoption of SFAS No. 115, equity securities are net of an allowance for unrealized loss of $12,000 at March 31, 1994.

     The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's debt securities at March 31, 1996, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                             AT MARCH 31, 1996
                                       -------------------------------------------------------------------------------------------
                                                      HELD-TO-MATURITY                             AVAILABLE-FOR-SALE
                                       ---------------------------------------------   -------------------------------------------
                                                                          WEIGHTED                                       WEIGHTED
                                         AMORTIZED          FAIR          AVERAGE       AMORTIZED          FAIR          AVERAGE
                                           COST             VALUE          YIELD          COST             VALUE          YIELD
                                       ------------      -----------    -----------    -----------      -----------    -----------
                                                                             (DOLLARS IN THOUSANDS)
Mortgage-backed securities due:
  In one year or less                     $   342        $    341         8.50%       $     --            $    --             %
  After one year through five years           873             864         9.71           1,873               1,872        6.57
  After five years  through ten years         958             980         7.95           2,282               2,354        7.79
  After 10 years                            4,064           4,177         7.95          21,167              20,951        6.68
                                        ----------      ----------                   ---------          -----------
    Total                                 $ 6,237         $ 6,362         8.23%       $ 25,322            $ 25,177        6.77%
                                        ==========      ==========                   =========          ===========


Other debt securities due:
  In one year or less                     $    --        $     --          -- %       $  5,486            $  5,486        5.28%
  After one year through five years           250             252         7.23           4,504               4,459        5.76
  After five years through ten years        2,600           2,625         7.17           5,071               5,026        6.46
  After 10 years                              349             357         6.38              45                  52        5.50
                                        ----------      ----------                   ---------          -----------
    Total                                 $ 3,199         $ 3,234         7.09%       $ 15,106            $ 15,023        5.82%
                                        ==========      ==========                   =========          ===========


Total debt securities due:
  In one year or less                     $   342        $    341         8.50%       $  5,486            $  5,486         5.28%
  After one year through five years         1,123           1,116         9.16           6,377               6,331         6.00
  After five years through ten years        3,558           3,605         7.38           7,353               7,380         6.87
  After 10 years                            4,413           4,534         7.83          21,212              21,003         6.68
                                        ----------      ----------                   ---------          -----------
    Total                                 $ 9,436         $ 9,596         7.84%       $ 40,428            $ 40,200         6.42%
                                        ==========      ==========                   =========          ===========



     SOURCES OF FUNDS

     General. Deposits, loan and security repayments and prepayments, proceeds from sales of securities and cash flows generated from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, money market accounts and certificates of deposit. In recent years, the Company has offered certificates of deposit with maturities of up to 30 months. At March 31, 1996, the Company's core deposits (which the Company considers to consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and statement savings accounts) constituted 41.8% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas nearby its office location. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Company nor does the Company use brokers to obtain deposits.

     The following table presents the deposit activity of the Company for the periods indicated.

                                    FOR THE YEAR ENDED MARCH 31,
                             -----------------------------------------
                                 1996          1995           1994
                             ----------    -----------    ------------
                                         (IN THOUSANDS)
Deposits                     $ 147,679     $ 107,186      $    97,669
Withdrawals                    143,571       105,777           99,948
                             ----------    -----------    ------------
Net cash inflow (outflow)        4,108         1,409           (2,279)
Interest credited                3,987         2,894            2,747
                             ----------    -----------    ------------
  Net increase in deposits   $   8,095     $   4,303      $       468
                             ==========    ===========    ============





    At March 31, 1996, the Company had $7.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                             WEIGHTED
                                             AMOUNT        AVERAGE RATE
                                             ------        ------------
                                               (DOLLARS IN THOUSANDS)
 Within three months                        $ 1,650           6.03 %
 After three but within six months            1,953           5.48
 After six but within 12 months               2,568           5.65
 After 12 months                              1,469           6.15
                                            --------
   Total                                    $ 7,640           5.78 %
                                            ========






    The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                     AT MARCH 31,
                                   -----------------------------------------------------------------------------
                                                  1996                                   1995
                                   --------------------------------------   ------------------------------------
                                                 PERCENT      WEIGHTED                   PERCENT     WEIGHTED
                                                 OF TOTAL      AVERAGE                   OF TOTAL     AVERAGE
                                     AMOUNT      DEPOSITS       RATE         AMOUNT      DEPOSITS      RATE
                                   ----------  -----------   -----------    ---------  ------------ ------------
                                                              (DOLLARS IN THOUSANDS)
Checking                            $ 2,001         2.23 %                  $ 1,554        1.90 %
NOW                                   4,164         4.63         2.00 %       4,423        5.41         2.00 %
Money market                          3,484         3.88         2.75         3,865        4.72         3.00
Regular savings                      16,402        18.24         3.10        17,940       21.93         3.25
Statement savings                    11,563        12.86         3.20        11,070       13.53         3.88
Certificate accounts:
  Less than one year to maturity     40,448        44.99         5.68        34,753       42.48         5.33
  One to three years to maturity     11,846        13.17         6.33         8,208       10.03         6.01
                                    --------      ------       ------       -------      ------        -----
    Total certificate accounts       52,294        58.16         5.83        42,961       52.51         5.46
                                    --------      ------       ------       -------      ------        -----
    Total                           $89,908       100.00 %       4.57 %     $81,813      100.00 %       4.35 %
                                    ========      ======       ======       =======      ======        =====

                                                AT MARCH 31,
                                    ----------------------------------
                                                    1994
                                    ----------------------------------
                                                 PERCENT     WEIGHTED
                                                 OF TOTAL    AVERAGE
                                      AMOUNT     DEPOSITS      RATE
                                    ---------   ---------   ----------
                                          (DOLLARS IN THOUSANDS)
Checking                              $1,659       2.14 %
NOW                                    4,221       5.45        1.90 %
Money market                           4,524       5.84        2.25
Regular savings                       23,497      30.31        2.80
Statement savings                      9,815      12.66        3.25
Certificate accounts:
  Less than one year to maturity      24,106      31.10        3.83
  One to three years to maturity       9,688      12.50        4.85
                                     --------    -------      ------
    Total certificate accounts        33,794      43.60        4.12
                                     --------    -------      ------
    Total                            $77,510     100.00 %      3.30 %
                                     ========    =======      ======


     Borrowings. The Company historically has not used borrowings as a source of funds. However, the Company may obtain advances from the Federal Home Loan Bank ("FHLB") of New York as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances would be collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of March 31, 1996, the maximum amount of FHLB advances available to the Company was $11.2 million, based on the Bank's current investment in FHLB stock; the Company's total FHLB borrowing capacity (including advances), based on 25% of the Bank's assets, was $27.3 million.

SUBSIDIARY ACTIVITIES

     The sole subsidiary of the Registrant is the Bank. The Bank does not have any subsidiaries.

PERSONNEL

     As of March 31, 1996, the Company had 12 full-time employees and one part-time employee. The Company has experienced a very low turnover rate among its employees and, as of March 31, 1996, 11 of the Company's employees have been with the Company for more than five years. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION


FEDERAL TAXATION


     General. The Registrant and the Bank will report their income for tax return purposes on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Registrant. The Bank was last audited by the IRS for its taxable year ended December 31, 1991.

     Tax Bad Debt Reserves. Savings institutions such as the Bank which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Bank's actual loss experience ("Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Use of the PTI Method has the effect of reducing the marginal rate of federal tax on the Bank's income to 31.3%, exclusive of any minimum or environmental tax, as compared to the generally applicable maximum corporate federal income tax rate of 34%. The Bank's deduction with respect to non-qualifying loans must be computed under the experience method which is based on the Bank's actual charge-offs. Each year the Bank reviews the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

     The Bank presently satisfies the qualifying thrift definitional tests. If the Bank failed to satisfy such tests in any taxable year, it would be unable to use the PTI Method in computing additions to its tax bad debt reserve and may be required to recapture (i.e., take into income) a portion of its bad debt reserves over a multi-year period. (If the Bank were a "large bank,"(total assets greater than $500 million) which it now is not, at the time it failed to satisfy such tests, it would be unable to make additions to its tax bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its cumulative bad debt reserves ratably over a multi-year period.) Among other things, the qualifying thrift definitional tests require the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. The Bank's ratio of qualifying assets to total assets exceeded 60% through March 31, 1996. Although there can be no assurance that the Bank will satisfy the 60% test in the future, management believes that this level of qualifying assets can be maintained by the Bank.

     The amount of the addition to the reserve for losses on qualifying real property loans under the PTI Method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6 percent of the balance of the qualifying real property loans outstanding at the end of the taxable year. As of March 31, 1996, the Bank's tax reserve for bad debts on qualifying real property loans was less than 6 percent of its qualifying real property loans outstanding. Also, if the Bank uses the PTI Method, its aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which: (i) 12 percent of the amount that the total deposits or withdrawable accounts of depositors of the Bank at the close of the taxable year exceeds (ii) the sum of the Bank's surplus, undivided profits and reserves at the beginning of such year. As of March 31, 1996, 12 percent of the Bank's deposits and withdrawable accounts, less its surplus, undivided profits and reserves, exceeded the balance of its reserve for losses on qualifying real property loans.

     Under pending legislative proposals (which are subject to change), the PTI Method would be repealed and the Bank would be permitted to use only the Experience Method of computing additions to its bad debt reserve. In addition, the Bank would be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio has decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the experience method. At December 31, 1995 and 1987, the Bank's bad debt reserves for federal tax purposes were approximately $1.5 million. However, under the proposed legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. See page 13 of the 1996 Annual Report herein incorporated by reference for a further discussion of the legislative proposals.

     Distributions. To the extent that: (i) the Bank's tax bad debt reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method (the "Excess Bad Debt Reserve"); and
(ii) the Bank makes "non-dividend distributions" to the Company that are considered to have been made from the Excess Bad Debt Reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits will not be considered to result in a distribution from the Bank's bad debt reserves.

     The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the Excess Distribution. Thus, if the Bank makes a "non-dividend distribution" that is an Excess Distribution, approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. See "Regulation of Federal Savings Association--Limitations of Capital Distributions" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the PTI Method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Company, whether or not an AMT is paid. The Company does not expect to be subject to the AMT, but may be subject to the environmental tax liability. Under pending legislative proposals, the AMT would be extended to taxable years beginning before January, 2007.

     Dividends Received Deduction and Other Matters. In any taxable period for which the Registrant owns more than 80% of the Bank's voting stock, the Registrant may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Registrant and the Bank will not file a consolidated tax return, except that if the Registrant and the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted. Under pending legislative proposals, the 70% dividends received deduction would be reduced to 50%.

STATE AND LOCAL TAXATION

     State of New York. The Bank and the Registrant are subject to New York State franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The New York State tax rate for the 1996 and 1995 calendar years was 10.755% and 11.205%, respectively (including commuter transportation and other surcharges). In general, the Registrant will not be required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

     For New York State tax purposes, the Bank is permitted deductions for additions to its bad debt reserves under procedures similar to those that apply for federal income tax purposes, except that the effective allowable percentage under the PTI method is 32% rather than 8%. If the PTI method is repealed (see "Federal Taxation--Tax Bad Debt Reserves"), the Bank may be required for New York State tax purposes to include in its entire net income, for the last taxable year the PTI method applied, the excess of the New York State reserves for losses on qualifying real property loans over its reserves for losses on such loans maintained for federal tax purposes (the "Excess Reserves"). The Bank has established a deferred tax liability of approximately $161,000 with respect to its Excess Reserves which approximate $2.2 million at March 31, 1996.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Registrant is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                   REGULATION

GENERAL

     The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the SAIF by the FDIC, and it is a member of FHLB of New York. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

     The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Registrant, the Bank, and the operations of both.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS ASSOCIATION

     Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA") and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property;
(c) a limit of 10% of an association's assets on commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and
(f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 1996, the Bank's limit on loans to one borrower was $2.4 million. At March 31, 1996, the Bank's largest aggregate amount of loans to one borrower was $642,000 and the second largest borrower had an aggregate balance of $640,000.

     QTL Test. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans up to 10% of the association's portfolio assets. At March 31, 1996, the Bank maintained 80.4% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

     A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any FHLB, and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     When determining its compliance with the risk-based capital requirement, a savings association with "above normal" interest rate risk is required to deduct a portion of such capital from its total capital to account for the "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. A savings association with assets of less than $300 million and a risk-based capital ratio in excess of 12% is not required, unless the OTS determines otherwise, to comply with the standard reporting requirements for the interest rate risk component, and the association may provide such selected information as the OTS determines. Currently, the Bank qualifies for this exemption from the filing requirements. The regulations also authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis.

     At March 31, 1996, the Bank met each of its capital requirements. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at March 31, 1996:


                           AT MARCH 31, 1996
                     ---------------------------
                                     PERCENT OF
                        AMOUNT        ASSETS(1)
                     ------------   ------------
                        (DOLLARS IN THOUSANDS)
GAAP capital          $  16,080         14.75%
                     ===========      =======
Tangible capital:

  Capital level (2)   $  16,220         14.86%
  Requirement             1,637          1.50
                     -----------      -------
  Excess              $  14,583         13.36%
                     ===========      =======
Core capital:

  Capital level (2)   $  16,220         14.86%
  Requirement             3,275          3.00
                     -----------      -------
  Excess              $  12,945         11.86%
                     ===========      =======
Risk-based capital:

  Capital level (2)   $  16,772         38.00%
  Requirement             3,527          8.00
                     -----------      -------

  Excess              $  13,245         30.00%
                     ===========      =======





(1) Tangible capital levels are shown as a percentage of tangible assets. Core capital levels are shown as a percentage of adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) The difference between capital under generally accepted accounting principles ("GAAP") and regulatory tangible and core capital is an adjustment to increase regulatory capital by the amount of the net unrealized loss on available-for-sale securities recognized for GAAP purposes. Regulatory risk-based capital reflects this adjustment and the inclusion of a portion of the general allowance for loan losses.

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action."

     The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings and loan holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings, and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended March 31, 1996 was 19.0%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the fiscal years ended March 31, 1996, 1995 and 1994 totaled $31,000, $29,000 and $28,000, respectively.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "-- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

     In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small savings associations would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small savings association" is defined as including associations with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1 billion, which would include the Bank. The amended CRA regulations would also clarify how an institution's CRA performance would be considered in the application process.

     Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding any Bank subsidiary other than those that are insured depository institutions. The OTS regulations prohibit a savings association (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act") and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

     The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board ("FRB") thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

     Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1,000,000 per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship, or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. The FDI Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The OTS and the other agencies determined that stock valuation standards were not appropriate. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties. The OTS and the federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

     Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "-- Capital Requirements."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching, and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky, and any further operational restrictions deemed necessary by the OTS.

     If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

     Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of
(a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.23% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses), such as the Bank, to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates in certain circumstances. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. The Bank's assessment rate for fiscal 1996 was 0.23% of deposits.

     The FDI Act requires that the SAIF and BIF each be recapitalized until its reserves are at least 1.25% of the deposits insured by that fund. Upon reaching the 1.25% reserve ratio, the assessment rates for that fund could be reduced. The FDIC has reported that the BIF attained the 1.25% reserve ratio in May 1995 but that the SAIF is not likely to reach the 1.25% reserve ratio based on reasonably optimistic financial projections, until after 2000. Effective on January 1, 1996, "well capitalized" BIF-insured institutions without any significant supervisory concerns are being assessed the legal minimum of $2,000 per year. The other BIF-insured institutions will pay at new assessment rates ranging from 0.03% of deposits to 0.27% of deposits. It is estimated that 92% of the BIF-insured institutions will pay only the minimum annual assessment. Because the SAIF has not attained the required 1.25% reserve ratio, SAIF-insured institutions will continue to pay assessments at the current assessment rates ranging from 0.23% of deposits to 0.31% of deposits. The resulting disparity in deposit insurance assessments between SAIF members and BIF members is likely to provide BIF-insured institutions with certain competitive advantages in the pricing of loans and deposits, and in lowered operating costs, pending any legislative action to remedy the disparity.

     The proposed Balanced Budget Act of 1995 ("Budget Act"), which was approved by the Congress but vetoed by the President, included provisions that focused on a resolution of the financial problems of the SAIF. Under the provisions of the Budget Act, all SAIF member institutions would have paid a special assessment to recapitalize the SAIF, and the assessment base for the payments on the Financing Corporation bonds would have been expanded to include the deposits of both BIF- and SAIF-insured institutions. The amount of the special assessment required to recapitalize the SAIF was then estimated to be approximately 80 basis points of the SAIF-assessable deposits. This estimate of the special SAIF assessment was less than the assessment of 85 to 90 basis points that had been previously estimated. The special assessment would have been imposed on the first business day of January 1996, or on such other date prescribed by the FDIC not later than 60 days after enactment of the Budget Act, based on the amount of SAIF deposits on March 31, 1995. If an 85 or a 90 basis point assessment were assessed against the Bank's deposits as of March 31, 1995, the Bank's aggregate special SAIF assessment would be approximately $695,000 or $736,000, respectively, and an assessment of 80 basis points would be $655,000. The Budget Act also would have provided that the BIF could not assess regular insurance assessments when it has a reserve ratio of 1.25% or more except on those of its member institutions that have been found to have "moderately severe" or "unsatisfactory" financial, operational, or compliance weaknesses.

     The Budget Act also provided for the merger of the BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. Congressional leaders had also agreed that Congress should consider and act upon separate legislation to eliminate the thrift charter as early as possible in 1996. If adopted, such legislation would require that the Bank, as a federal savings and loan association, convert to a bank charter. Such a requirement to convert to a bank charter could cause the Bank to lose the favorable tax treatment for its bad debt reserves which is currently permitted under section 593 of the Internal Revenue Code and to have all or part of its existing bad debt reserves recaptured into income. See "Federal and State Taxation--Federal Taxation--Tax Bad Debt Reserves."

     The above described provisions of the Budget Act were not the basis for the President's veto, and the federal banking regulators continue to seek a legislative solution for the recapitalization of the SAIF. In February 1996, representatives of the FDIC, the OTS and the Treasury Department stated to Congress that, unless Congress adopts legislation to strengthen the SAIF, SAIF's current problems could result in an erosion of the SAIF deposit base, could cause a default on the Financing Corporation bonds, and could leave the SAIF unable to meet its obligations to insured depositors. If enacted by Congress, such legislation as described above would have the effect of reducing the capital of SAIF member institutions by the after-tax cost of the special SAIF assessment, plus any related additional tax liabilities. The legislation would also have the effect of reducing any differential that may otherwise be required in the assessment rates for the BIF and SAIF.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of New York. The Bank was in compliance with this requirement with an investment in FHLB of New York stock at March 31, 1996, of $561,000. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended March 31, 1996, 1995 and 1994, dividends from the FHLB of New York to the Bank amounted to $37,000, $36,000 and $50,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $52.0 million. The amount of aggregate transaction accounts in excess of $52.0 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

HOLDING COMPANY REGULATION

     General. The Registrant is a unitary savings association holding company within the meaning of the HOLA. As such, the Registrant is required to register with the OTS and is subject to OTS examination, regulation and reporting requirements. The OTS has enforcement authority over the Registrant. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

     The Registrant is required to obtain the prior approval of the OTS to acquire all, or substantially all, of the assets of another savings institution or holding company thereof. Prior OTS approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA, if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such institution or company.

     Interstate Banking. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Under New York law, reciprocal interstate acquisitions are authorized for savings and loan holding companies and savings institutions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases preempts such state law.

     Acquisition of the Holding Company.   Federal law generally provides that
no person (including a company), or group acting in concert, directly or indirectly, may acquire 10% or more of a class of the outstanding voting securities of a savings association holding company without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization prohibit the direct or indirect acquisition without OTS approval of more than 10% of any equity security of a savings institution within three years of the savings institution's conversion to stock form. This limitation applies to acquisitions of the stock of the Registrant. Such acquisition may be disapproved if it is found, among other things, that the proposed acquisition (i) would frustrate the purposes of the provisions of the regulations regarding conversions, (ii) would be manipulative or deceptive, (iii) would subvert the fairness of the conversion, (iv) would be likely to result in injury to the savings institution, (v) would not be consistent with economical home financing, (vi) would otherwise violate law or regulation, or (vii) would not contribute to the prudent development of the savings institution's conversion proceeds.

     Federal Securities Laws. The Registrant's common stock is registered with the SEC under Section 12(g) of the Securities Exhange Act of 1934, as amended ("Exchange Act"). The Registrant is subject to the information, proxy, solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2.    PROPERTIES

        The Company conducts its business through its sole office located in Tarrytown, New York. The property, which had a net book value of $488,000 as of
March 31, 1996, was acquired in 1973.   Management believes that the Company's
current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Registrant.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.
                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information required by this item appears under the caption "Market for Common Stock" on page 36 of the 1996 Annual Report incorporated herein by reference.

     The Registrant initiated its first stock repurchase program on May 13, 1996 as authorized by the OTS. As of May 31, 1996 the registrant repurchased 60,000 shares, or 3.7% of its outstanding common stock (the maximum authorized by the OTS is 5%), at an aggregate cost of $727,500.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item appears on page 1 of the 1996 Annual Report incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears on pages 3 through 13 of the 1996 Annual Report incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears on pages 14 through 35 of the 1996 Annual Report incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by this item appears under the captions "Election of Directors," "Nominees for Election as Director," "Continuing Directors," "Committees and Meetings of the Board of Directors of the Company" and "Executive Officers" on pages 6 through 10 and "Section 16 (a) Compliance" on page 18 of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on July 10, 1996 (the "1996 Proxy Statement") incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears under the captions "Compensation of Directors" on pages 8 and 9 and "Executive Compensation," "Summary Compensation Table," "Employment Agreements," "Employee Retention Agreements" and "Benefits" on pages 10 through 17 of the 1996 Proxy Statement incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears under the captions "Principal Shareholders of the Company" on page 3 and 4, and "Stock Owned by Management" on page 5 of the 1996 Proxy Statement incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears under the caption "Transactions with Certain Related Persons" on page 17 of the 1996 Proxy Statement incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Registrant, its bank subsidiary and the independent auditors' report thereon, included on pages 14 through 35 of the 1996 Annual Report incorporated herein by reference.

     1.   Consolidated Financial Statements:

          Balance Sheets at March 31, 1996 and 1995;

          Statements of Income for the years ended March 31, 1996, 1995 and 1994;

          Statements of Changes in Shareholders' Equity for the years ended March 31, 1996, 1995 and 1994;

          Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994;

          Notes to Consolidated Financial Statements.

     2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     3.   Exhibits

     (a) The following exhibits are filed as part of this report, except as otherwise indicated.

 DESIGNATION         DESCRIPTION
 -----------         -----------
  3.1               Certificate of Incorporation of Tappan Zee Financial, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Registration
                    Statement on Form S-1, No. 33-94128, filed on June 30, 1995, as amended, (the "Registration Statement"))

  3.2               Bylaws of Tappan Zee Financial, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration  Statement)


  4.1               Certificate of Incorporation of Tappan Zee Financial, Inc. (See
                    Exhibit 3.1 hereto)

  4.2               Bylaws of Tappan Zee Financial, Inc. (See Exhibit 3.2 hereto)


  4.3               Specimen Stock Certificate (Incorporated by reference to
                    Exhibit 4.3 to the Registration Statement)


  10.1              Agency Agreement, by and among Tappan Zee Financial, Inc.,
                    Tarrytowns Bank, FSB and Sandler O'Neill & Partners, L.P.,
                    dated August 14, 1995 (Incorporated by reference to Exhibit 1.2 to the Registration Statement)


  10.2 Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees (See Exhibit A to Exhibit 99.1 hereto)


  10.3              Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside
                    Directors (See Exhibit B to Exhibit 99.1 hereto)


  10.4              Tappan Zee Financial, Inc. Recognition and Retention Plan for
                    Officers and Employees (See Exhibit C to Exhibit 99.1 hereto)


  10.5              Tappan Zee Financial, Inc. Recognition and Retention Plan for
                    Outside Directors (See Exhibit D to Exhibit 99.1 hereto)


  10.6              Employee Stock Ownership Plan of Tappan Zee Financial, Inc. and
                    Certain Affiliates, as amended


  10.7              Loan Agreement to the Employee Stock Ownership Plan Trust of
                    Tappan Zee Financial, Inc. and Certain Affiliates


  10.8              Tarrytowns Bank Deferred Compensation Plan for Directors of
                    Tarrytowns Bank, FSB (Incorporated by reference to Exhibit 10.7 to the Registration Statement)


  10.9              Retirement Plan for Board Members of Tappan Zee Financial, Inc.
                    and Certain Affiliates, adopted effective as of October 5, 1995


  10.10             Employment Agreement by and between Tappan Zee Financial, Inc.
                    and Stephen C. Byelick, adopted effective as of October 5, 1995


  10.11             Employment Agreement by and between Tappan Zee Financial, Inc.
                    and Harry G. Murphy, adopted effective as of October 5, 1995


  10.12             Employment Agreement by and between Tarrytowns Bank, FSB and
                    Stephen C. Byelick, effective as of October 5, 1995


  10.13             Employment Agreement by and between Tarrytowns Bank, FSB and
                    Harry G. Murphy, effective as of October 5, 1995


  10.14             Employee Retention Agreement by and among Tappan Zee Financial,
                    Inc., Tarrytowns Bank, FSB and  Robert Brennen, effective as of
                    October 5, 1995


  10.15             Employee Retention Agreement by and among Tappan Zee Financial,
                    Inc., Tarrytowns Bank, FSB and Christina Vidal, effective as of
                    October 5, 1995


  10.16             Employee Retention Agreement by and among Tappan Zee Financial,
                    Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5, 1995

  10.17             Employee Retention Agreement by and among Tappan Zee Financial,
                    Inc., Tarrytowns Bank, FSB and Valerie Wilson, effective as of
                    October 5, 1995


  13.1              1996 Annual Report to Shareholders


  21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registration Statement)


  27.1              Financial Data Schedule


  99.1              Proxy Statement for 1996 Annual Meeting of Shareholders

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Tappan Zee Financial, Inc.



     Dated: June 24, 1996            By:    /s/Stephen C. Byelick
                                         -------------------------------
                                           Stephen C. Byelick
                                           President and Chief Executive Officer



     Dated:  June 24, 1996           By:    /s/Harry G. Murphy
                                         -------------------------------
                                           Harry G. Murphy
                                           Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                    Date
- ---------                          -----                    ----

/s/Marvin Levy                     Chairman                 June 24, 1996
- -------------------------
Marvin Levy


/s/ Stephen C. Byelick             Director                 June 24, 1996
- ----------------------
Stephen C. Byelick


/s/ John T. Cooney                 Director                 June 24, 1996
- -------------------------
John T. Cooney


/s/Gerald L. Logan                 Director                 June 24, 1996
- -------------------------
Gerald L. Logan


/s/Harry G. Murphy                 Director                 June 24, 1996
- -----------------------
Harry G. Murphy


/s/Kevin  J. Plunkett              Director                 June 24, 1996
- ---------------------------
Kevin  J. Plunkett


/s/Paul R. Wheatley                Director                 June 24, 1996
- --------------------------
Paul R. Wheatley

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                               ------------------

                                    EXHIBITS
                                       TO
                                    FORM 10-K

                              SEC File No. 0-26466



                               ------------------






                           TAPPAN ZEE FINANCIAL, INC.
                               TARRYTOWN, NEW YORK




================================================================================

DESIGNATION                         DESCRIPTION                             PAGE

   10.9           Retirement Plan for Board Members of Tappan Zee
                  Financial, Inc. and Certain Affiliates, adopted
                  effective as of October 5, 1995..................

   10.10          Employment Agreement by and between Tappan Zee
                  Financial, Inc. and Stephen C. Byelick, adopted
                  effective as of October 5, 1995..................

   10.11          Employment Agreement by and between Tappan Zee
                  Financial, Inc. and Harry G. Murphy, adopted
                  effective as of October 5, 1995..................

   10.12          Employment Agreement by and between Tarrytowns
                  Bank, FSB and Stephen C. Byelick, effective as
                  of October 5, 1995...............................

   10.13          Employment Agreement by and between Tarrytowns
                  Bank, FSB and Harry G. Murphy, effective as
                  of October 5, 1995...............................

   10.14 Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and
                  Robert Brennen, effective as of October 5,
                  1995.............................................

   10.15 Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5,
                  1995.............................................

   10.16 Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and
                  Valerie Wilson, effective as of October 5,
                  1995.............................................

   10.17 Employee Retention Agreements by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5,
                  1995.............................................

   13.1           1996 Annual Report to Shareholders...............

   21.1           Subsidiaries of the Registrant (Incorporated by
                  reference to Exhibit 21.1 to the Registration
                  Statement).......................................

   27.1           Financial Data Schedule (EDGAR only).............

   99.1           Proxy Statement for 1996 Annual Meeting of
                  Stockholders.....................................

DESIGNATION                         DESCRIPTION                             PAGE

   3.1 Certificate of Incorporation of Tappan Zee Financial, Inc. (Incorporated by reference to
                  Exhibit 3.1 to the Registration Statement on
                  Form S-1, No. 33-94128, filed on June 30, 1995,
                  as amended (the "Registration Statement")).......

   3.2            Bylaws of Tappan Zee Financial, Inc.
                  (Incorporated by reference to Exhibit 3.2 to
                  the Registration Statement)......................

   4.1            Certificate of Incorporation of Tappan Zee
                  Financial, Inc. (See Exhibit 3.1 hereto).........

   4.2            Bylaws of Tappan Zee Financial, Inc. (See
                  Exhibit 3.2 hereto)..............................

   4.3            Speciman Stock Certificate (Incorporated by
                  reference to Exhibit 4.3 to the Registration
                  Statement).......................................

   10.1           Agency Agreement, by and among Tappan Zee
                  Financial, Inc., Tarrytowns Bank, FSB and
                  Sandler O'Neill & Partners, L.P., dated August
                  14, 1995 (Incorporated by reference to Exhibit
                  1.2 to the Registration Statement)...............

   10.2 Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees (See Exhibit A to
                  Exhibit 99.1 hereto).............................

   10.3 Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors (See Exhibit B to
                  Exhibit 99.1 hereto).............................

   10.4           Tappan Zee Financial, Inc. Recognition and
                  Retention Plan for Officers and Employees
                  (See Exhibit C to Exhibit 99.1 hereto)...........

   10.5           Tappan Zee Financial, Inc. Recognition and
                  Retention Plan for Outside Directors (See
                  Exhibit D to Exhibit 99.1 hereto)................

   10.6           Employee Stock Ownership Plan of Tappan Zee
                  Financial, Inc. and Certain Affiliates, as
                  amended..........................................

   10.7           Loan Agreement to the Employee Stock Ownership
                  Plan of Tappan Zee Financial, Inc. and Certain
                  Affiliates.......................................

   10.8 Tarrytowns Bank Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated by reference to Exhibit 10.7 to the Registration
                  Statement).......................................