Form 10-Q
period 1996-06-30
TAPPAN ZEE FINANCIAL INC
filed 1996-08-13
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 (914) 631-0344
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASSES OF COMMON STOCK      NUMBER OF SHARES OUTSTANDING, JUNE 30,1996
         -----------------------      ------------------------------------------
             $.01 Par Value                           1,553,062

                           TAPPAN ZEE FINANCIAL, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.     Financial Statements (Unaudited).

               Condensed Consolidated Balance Sheets at                          2
                 June 30, 1996 and March 31, 1996

               Condensed Consolidated Statements of Income for
                 the Three Months Ended June 30, 1996 and June 30, 1995          3

               Condensed Consolidated Statement of Changes in Shareholders'
                 Equity for the Three Months Ended June 30, 1996                 4

               Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended June 30, 1996 and June 30, 1995      5

               Notes to Condensed Consolidated Financial Statements              6

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of  Operations.                                           7

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.                                                  14

Item 2.     Changes in Securities.                                              14

Item 3.     Defaults Upon Senior Securities.                                    14

Item 4.     Submission of  Matters to a Vote of Security Holders.               14

Item 5.     Other Information.                                                  17

Item 6.     Exhibits and Reports on Form 8-K.                                   17

Signature Page                                                                  18

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                      JUNE 30,        MARCH 31,
                                                                                        1996            1996
                                                                                        ----            ----
                                     ASSETS
Cash and due from banks                                                               $    545        $    581
Interest-bearing deposits                                                                1,909           2,458
Federal funds sold                                                                       1,700           5,500
Securities:
    Held-to-maturity (fair value of $9,235 at June 30, 1996 and
        $9,596 at March 31, 1996)                                                        9,136           9,436
    Available-for-sale (amortized cost of $48,484 at June 30, 1996 and
        $41,772 at March 31, 1996)                                                      47,799          41,544
                                                                                      --------        --------
        Total securities                                                                56,935          50,980
Loans, net:
    Mortgage loans                                                                      50,291          48,072
    Other loans                                                                          4,392           4,037
    Allowance for loan losses                                                             (659)           (654)
    Net deferred loan fees                                                                (271)           (281)
                                                                                      --------        --------
         Total loans, net                                                               53,753          51,174
Federal Home Loan Bank stock                                                               561             561
Real estate owned, net                                                                     405             402
Other assets                                                                             3,359           3,134
                                                                                      --------        --------
         Total assets                                                                 $119,167        $114,790
                                                                                      ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits                                                                          $ 89,869        $ 89,908
    Federal Home Loan Bank advances                                                      5,500              --
    Other liabilities                                                                    2,299           2,522
                                                                                      --------        --------
         Total liabilities                                                              97,668          92,430
                                                                                      --------        --------
Shareholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
         shares authorized; none issued or outstanding)                                     --              --
     Common stock (par value $0.01 per share;  5,000,000 shares authorized;
         1,620,062 shares issued)                                                           16              16
     Additional paid-in capital                                                         14,901          14,893
     Common stock held by employee stock ownership plan ("ESOP")
         (117,435 shares at June 30, 1996 and 121,476 shares at March 31, 1996)         (1,174)         (1,215)
     Treasury stock, at cost (67,000 shares)                                              (812)             --
     Retained earnings, substantially restricted                                         8,979           8,803
     Net unrealized loss on available-for-sale securities, net of taxes                   (411)           (137)
                                                                                      --------        --------
         Total shareholders' equity                                                     21,499          22,360
                                                                                      --------        --------

         Total liabilities and shareholders' equity                                   $119,167        $114,790
                                                                                      ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED JUNE 30,
                                                                 ---------------------------
                                                                      1996         1995
                                                                      ----         ----
Interest income:
     Mortgage loans                                                  $1,044       $1,024
     Other loans                                                         98           89
     Securities                                                         860          527
     Other earning assets                                                86          127
                                                                     ------       ------
        Total interest income                                         2,088        1,767
                                                                     ------       ------

Interest expense:
     Deposits                                                         1,001          939
     Federal Home Loan Bank advances                                      3           --
                                                                     ------       ------
        Total interest expense                                        1,004          939
                                                                     ------       ------

           Net interest income                                        1,084          828
Provision for loan losses                                                 6           30
                                                                     ------       ------
           Net interest income after provision for loan losses        1,078          798
                                                                     ------       ------

Non-interest income                                                      40           33
                                                                     ------       ------

Non-interest expense:
     Compensation and benefits                                          364          253
     Occupancy and equipment                                             47           63
     Federal deposit insurance premiums                                  49           46
     Data processing service fees                                        36           35
     Net cost of real estate owned                                        5            8
     Other                                                              176           75
                                                                     ------       ------
        Total non-interest expense                                      677          480
                                                                     ------       ------

           Income before income tax expense                             441          351
Income tax expense                                                      187          150
                                                                     ------       ------
           Net income                                                $  254       $  201
                                                                     ======       ======

Earnings per share (note 2)                                          $ 0.17
                                                                     ======




See accompanying notes to unaudited condensed consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHARHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         COMMON   ADDITIONAL   STOCK HELD   TREASURY    RETAINED   NET UNREALIZED      TOTAL
                                         STOCK     PAID-IN      BY ESOP      STOCK      EARNINGS      LOSS ON      SHAREHOLDERS'
                                         -----     CAPITAL      -------      -----      --------     SECURITIES       EQUITY
                                                   -------                                           ----------       ------
Balance at March 31, 1996                 $16      $14,893      $(1,215)     $  --      $8,803        $(137)         $22,360

  Net income                               --           --           --         --         254           --              254
  Dividends paid ($0.05 per share)         --           --           --         --         (78)          --              (78)
  Treasury stock purchased                 --           --           --       (812)         --           --             (812)
  ESOP shares committed to be released     --            8           41         --          --           --               49
  Increase in net unrealized loss on
    available-for sale securities, net
    of taxes                               --           --           --         --          --         (274)            (274)
                                          ===      =======      =======      =====      ======        =====          =======
Balance at June 30, 1996                  $16      $14,901      $(1,174)     $(812)     $8,979        $(411)         $21,499
                                          ===      =======      =======      =====      ======        =====          =======

See accompanying notes to unaudited condensed consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                                1996            1995
                                                                                ----            ----
Cash flows from operating activities:
  Net income                                                                  $    254        $   201
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                       6             30
     Depreciation expense                                                           16             22
     Accretion of net deferred loan fees                                           (10)           (14)
     Net increase in accrued interest receivable                                   (61)          (118)
     Net gain on sales of available-for-sale securities                            (11)            --
     Other adjustments, net                                                        (42)          (105)
                                                                              --------        -------
          Net cash provided by operating activities                                152             16
                                                                              --------        -------

Cash flows from investing activities:
  Purchases of  available-for-sale securities                                  (15,555)          (500)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          6,375            214
     Held-to-maturity                                                              299            123
  Proceeds from sales of available-for-sale securities                           2,492             --
  Disbursements for loan originations                                           (3,972)        (2,633)
  Principal collections on loans                                                 1,397          2,077
  Other investing cash flows, net                                                   (4)            44
                                                                              --------        -------
          Net cash used in investing activities                                 (8,968)          (675)
                                                                              --------        -------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                              (39)         3,370
  Net decrease in mortgage escrow funds                                           (140)          (277)
  Purchase of treasury stock                                                      (812)            --
  Net increase in short-term borrowings                                          5,500             --
  Dividends paid                                                                   (78)            --
                                                                              --------        -------
          Net cash provided by financing activities                              4,431          3,093
                                                                              --------        -------

Net  increase (decrease) in cash and cash equivalents                           (4,385)         2,434

Cash and cash equivalents at beginning of period                                 8,539          7,553
                                                                              --------        -------

Cash and cash equivalents at end of period                                    $  4,154        $ 9,987
                                                                              ========        =======

Supplemental disclosures:
  Interest paid                                                               $  1,004        $   939
  Income taxes paid                                                                355            253
                                                                              ========        =======

See accompanying notes to unaudited condensed consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      Basis of Presentation

     Tappan Zee Financial, Inc. (the "Registrant") is the unitary savings association holding company for Tarrytowns Bank, FSB (the "Bank"), a federally chartered savings bank and wholly-owned subsidiary of the Registrant. On October 5, 1995, the Bank converted from a mutual savings bank to a stock savings bank (the "Conversion"). Collectively, the Registrant and the Bank are referred to herein as the "Company." Concurrent with the Conversion, the Registrant sold 1,620,062 shares of its common stock in a subscription and community offering at a price of $10 per share, for net proceeds of $14.9 million.

     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending March 31, 1997.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

     Certain reclassifications have been made to conform the prior period's consolidated financial statements to the current presentation. For purposes of reporting cash flows, cash equivalents consist of overnight federal funds sold.

(2)      Earnings Per Share

     Earnings per share is based on net income divided by the weighted average common shares outstanding during the period after the Conversion. For purposes of determining the weighted average number of common shares outstanding, only the portion of the employee stock ownership plan, ("ESOP") shares committed to be released to participants have been considered outstanding. ESOP shares that have not been committed to be released have not been considered outstanding in computing earnings per share. The weighted average common shares outstanding for the three months ended June 30, 1996 were 1,467,819. There were no common stock equivalents outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

     The Company's primary market area consists of the Village of Tarrytown and its neighboring communities in Westchester County, New York with business conducted from one office located in Tarrytown, New York. The Company is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in mortgage loans secured by one- to four-family residences. To a significantly lesser extent, funds are invested in multi-family, commercial real estate, construction, commercial business and consumer loans. The Company also invests in mortgage-backed and other securities. The Registrant has no business activities other than its ownership of the Bank.

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums, net costs of real estate owned, data processing fees and other operating expenses. The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND MARCH 31, 1996

     Total assets at June 30, 1996 increased $4.4 million, to $119.2 million from $114.8 million at March 31, 1996. The securities portfolio increased to $56.9 million at June 30, 1996 from $51.0 million at March 31, 1996. Of the $5.9 million increase in the portfolio, $3.8 million was due to the reinvestment of federal funds into mortgage backed securities, classified as available-for-sale. The securities portfolio at June 30, 1996 had an estimated weighted average life of 6.6 years and an estimated yield of 6.8%. Loans, net, increased $2.6 million or 5.0%, to $53.8 million at June 30, 1996, compared to March 31, 1996, primarily due to the origination of one- to four-family mortgage loans. Deposits remained flat at $89.9 million at June 30, 1996. The asset growth was funded with advances from the Federal Home Loan Bank ("FHLB") of New York which amounted to $5.5 million at June 30, 1996. There were no borrowings at March 31, 1996.

     Total non-performing loans decreased to $1.4 million at June 30, 1996, from $1.6 million at March 31, 1996. Real estate owned, net, was $405,000 at June 30, 1996, as compared with $402,000 at March 31, 1996. The ratio of non-performing loans and real estate owned to total assets decreased to 1.51% at June 30, 1996, from 1.77% at March 31, 1996. The allowance for loan losses increased to $659,000 at June 30, 1996 from $654,000 at March 31, 1996. The ratio of the allowance for loan losses to
non-performing loans increased to 47.31% at June 30, 1996 from 40.07% at March 31, 1996.

     The following table sets forth certain asset quality data at the dates indicated:

                                                                       JUNE 30,        MARCH 31,
                                                                         1996            1996
                                                                         ----            ----
                                                                        (DOLLARS IN THOUSANDS)
         NON-ACCRUAL LOANS:
           Mortgage loans:
              One-to four-family                                       $    854        $    856
              Commercial property                                           126             126
                                                                       --------        --------
               Total                                                        980             982
                                                                       --------        --------
           Number of non-accrual loans                                        6               6

         ACCRUING LOANS PAST DUE NINETY DAYS OR MORE:
           Mortgage loans:
              One-to four-family                                       $    320        $    342
              Commercial property                                            --             266
           Commercial business and consumer                                  93              42
                                                                       --------        --------
               Total                                                        413             650
                                                                       --------        --------
           Number of accruing loans past due ninety days or more              7               7

         Total non-performing loans                                    $  1,393        $  1,632
                                                                       ========        ========
         Number of non-performing loans                                      13              13

         Allowance for loan losses                                     $    659        $    654
                                                                       ========        ========

         Real estate owned, net                                        $    405        $    402
                                                                       ========        ========
         Number of real estate owned properties                               2               2

         Ratios:
           Non-accrual loans to total loans                                1.80%           1.89%
           Non-performing loans to total loans                             2.56            3.15
           Non-performing loans and real estate owned
             to total assets                                               1.51            1.77
           Allowance for loan losses to:
               Non-accrual loans                                          67.24           66.60
               Non-performing loans                                       47.31           40.07
               Total loans                                                 1.21            1.26

         Contractual interest income that would have
           been recognized on non-accrual loans                        $     --        $     93
         Actual interest income recognized                                   --              58
                                                                       ========        ========
         Interest income not recognized                                $     --        $     35
                                                                       ========        ========


         Total loans:                                                    54,412          51,828
         Total assets:                                                  119,167         114,790


     Shareholders' equity was $21.5 million at June 30, 1996, a decrease of $861,000 from equity of $22.4 million at March 31, 1996. The decrease is primarily attributable to the repurchase of 67,000 shares of the Company's common stock at a cost of $812,000 and an increase of $274,000 in the net unrealized loss on available-for-sale securities, partially offset by earnings retained for the quarter. The ratio of shareholders' equity to total assets at June 30, 1996 was 18.04%, as compared with 19.48% at March 31, 1996. The Company's tangible book value per share at June 30, 1996 was $13.84.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     General. Net income for the quarter ended June 30, 1996 was $254,000, or $0.17 per share, compared with $201,000 for the quarter ended June 30, 1995. Net interest income for the three months ended June 30, 1996 increased $256,000 and non-interest expense increased $197,000 from the 1995 quarter. The return on average assets and return on average equity were 0.89% and 4.61%, respectively, for the three months June 30, 1996, compared to 0.86% and 10.04% respectively, for the 1995 quarter.

     Net Interest Income. Net interest income for the three months ended June 30, 1996 amounted to $1.1 million as compared to $828,000 for the same period last year. The increase is primarily due to the deployment of the net proceeds from the Registrant's stock offering and funds from deposit growth. The Company's ratio of average interest-earning assets to average interest-bearing liabilities increased to 125.15% for the quarter ended June 30, 1996 from 110.56% for the quarter ended June 30, 1995. As a result of a lower interest rate environment coupled with the increase in the volume of higher yielding certificates of deposits, the Company's average interest rate spread decreased to 3.00% for the quarter ended June 30, 1996, compared to 3.21% for the quarter ended June 30, 1995. The Company's net interest margin increased to 3.91% for the quarter ended June 30, 1996, as compared to 3.64% for the quarter ended June 30, 1995, reflecting the growth in average interest-earning assets, funded principally by capital stock raised in the offering.

     Interest Income. Interest income, which amounted to $2.1 million for the quarter ended June 30, 1996, increased $321,000, or 18.2%, compared to the quarter ended June 30, 1995. This increase is primarily due to a $19.9 million increase in average interest-earning assets resulting from the investment of proceeds from the Registrant's stock offering and deposit growth. Of the increase in average interest-earning assets, $1.9 million was attributable to the loan portfolio and $20.6 million related to the securities portfolio. These increases were partially offset by a decline of $2.6 million in other investments (primarily federal funds sold). The average yield on interest-earning assets for the quarter ended June 30, 1996 decreased to 7.54% from 7.77% for the comparable period in 1995 due to the lower interest rate environment in the current period.

     Interest Expense. Interest expense for the quarter ended June 30, 1996 amounted to $1.0 million, an increase of $65,000, or 6.9%, from the quarter ended June 30, 1995. This increase, which was somewhat offset by a slight decrease in the average cost of funds to 4.54% from 4.57% a year earlier, is primarily attributable to a $6.3 million increase in average interest-bearing liabilities (primarily certificates of deposit). The deposit growth is consistent with management's strategy to increase retail deposits.

     Provision for Loan Losses. The provision for loan losses was $6,000 for the quarter ended June 30, 1996, compared to $30,000 for the quarter ended June 30, 1995. The provision reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current and prospective economic conditions. The decline in the provision for loan losses reflects the decrease in non-performing loans to $1.4 million at June 30, 1996 from $1.8 million a year earlier while the increase in the allowance for loan losses reflects the Company's overall loan growth.

     Non-Interest Income. Non-interest income was $40,000 and $33,000 for the three months ended June 30, 1996 and 1995, respectively. The increase in non-interest income is primarily attributable to an $11,000 gain recognized on sales of available-for-sale securities during the quarter ended June 30, 1996. There were no sales of securities in the 1995 comparable quarter.

     Non-Interest Expense. Non-interest expense amounted to $677,000 for the quarter ended June 30, 1996, reflecting an increase of $197,000 from the 1995 quarter, primarily due to increases in compensation and benefits of $111,000 and other expenses of $101,000, offset partially by a reduction in occupancy and equipment expense of $16,000. The increase in compensation and benefits expense reflects the increased costs associated with the deferred compensation plan for directors, as adopted in its amended form upon completion of the Conversion; expense related to the employee stock ownership plan; increased performance-based compensation of certain staff members and the costs associated with the directors retirement program. Non-interest expense for the three months ended June 30, 1996 reflects a reduction of $30,000 for the reversal of a valuation allowance established in fiscal 1995 for the Company's claim receivable from Nationar, which was fully collected in the current period. The increase in other expenses is primarily due to increased professional fees (accounting, tax and legal), printing and other costs associated with operations as a public company. The ratio of non-interest expense to average assets, on an annualized basis, increased to 2.37% for the quarter ended June 30, 1996 from 2.06% for the quarter ended June 30, 1995.

     Income Tax Expense. Income tax expense increased $37,000, to $187,000 for the quarter ended June 30, 1996, from $150,000 for the quarter ended June 30, 1995, reflecting the increase in pre-tax income. The effective income tax rates for the three months ended June 30, 1996 and 1995 were 42.4% and 42.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans and securities and, to a lesser extent, proceeds from the sale of securities and advances from the FHLB of New York. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of sources of funds.

    The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 5.0%. At June 30, 1996 and March 31, 1996, the Company's liquidity ratio was 11.1% and 19.0%, respectively. The levels of the Company's short-term liquid assets are dependent on the Company's operating, financing and investing activities during any given period.

    The Company's cash flows are derived from operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest income received and interest expense paid. Net cash flows from investing activities consist primarily of loan originations and payments (including amortization of principal and prepayments) and the purchase, maturity and sale of securities, including mortgage-backed securities. Financing activity cash flows are generated primarily from deposit activity and capital transactions such as the Conversion. The Company has other sources of liquidity if a need for additional funds arises, including borrowing capacity from the FHLB of New York of up to 25% of the Bank's assets, which amounts to $28.4 million at June 30, 1996. At June 30, 1996, the Company had overnight borrowings from the FHLB of New York in the amount of $5.5 million. The utilization of particular sources of funds depends on comparative costs and availability.

     At June 30, 1996, the Company had outstanding loan commitments of $1.8 million, undisbursed construction loans in process of $489,000 and unadvanced commercial lines of credit of $5,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1996 totaled $41.5 million. Based upon the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     The main sources of liquidity for the Registrant are net proceeds from the sale of stock and dividends from the Bank. The main cash outflows are payments of dividends to shareholders and any repurchases of the Registrant's common stock. On April 29, 1996, the Company received approval from the OTS to repurchase up to 5% of its outstanding common stock. The repurchase of stock may be made at management's discretion within the six-month period ending November 13, 1996. At June 30, 1996, 67,000 shares, or 4.1% of the common stock outstanding prior to commencement of the repurchase program, have been repurchased at a cost of $812,000.

     The OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. At June 30, 1996, the Bank satisfied these minimum capital standards and was classified as a "well capitalized" institution.

The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at June 30, 1996:

                                                AT JUNE 30, 1996
                                                ----------------
                                                         PERCENT OF
                                             AMOUNT      ASSETS(1)
                                             ------      ---------
                                            (DOLLARS IN THOUSANDS)
               GAAP capital                  $15,959       14.03%
                                             =======       =====
               Tangible capital:
                 Capital level (2)           $16,370       14.39%
                 Requirement                   1,706        1.50
                                             -------       -----
                 Excess                      $14,664       12.89%
                                             =======       =====
               Core capital:
                 Capital level (2)           $16,370       14.39%
                 Requirement                   3,413        3.00
                                             -------       -----
                 Excess                      $12,957       11.39%
                                             =======       =====
               Risk-based capital:
                 Capital level (2)           $16,919       38.52%
                 Requirement                   3,514        8.00
                                             -------       -----
                 Excess                      $13,405       30.52%
                                             =======       =====


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

    In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. These capital requirements, which are applicable to the Bank only, do not consider additional capital held at the holding company level, and require certain adjustments to shareholder's equity to arrive at the various regulatory capital amounts.

OTHER MATTERS

     During the quarter ended June 30, 1996, representatives of the federal banking agencies and other interested parties continued to work for legislative action to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures deposits of the Company, and to resolve the disparity between the deposit insurance assessments paid by institutions insured under the SAIF and those insured under the Bank Insurance Fund ("BIF"). The various legislative proposals discussed by the Congress have generally followed the features of the recapitalization legislation that were part of the Balanced Budget Act of 1995, which was vetoed by the President for reasons unrelated to the SAIF recapitalization. A continuing feature of the legislative proposals is a special one-time assessment to be paid with respect to deposits subject to SAIF assessments. Estimates of the special assessment have ranged from 80 to 90 basis points on such SAIF-assessable deposits as of March 31, 1995. For the Company, such a special assessment would range from $655,000 at 80 basis points to $736,000 at 90 basis points, each before taxes. Various holding companies with SAIF-insured institutions are continuing to implement plans to establish BIF-insured subsidiaries in order to facilitate the migration of deposits from its SAIF-insured subsidiaries to its BIF-insured subsidiaries. In the absence of a legislative recapitalization of the SAIF, any significant reduction in SAIF-assessable deposits could result in an increase of the SAIF assessment rates.

     At this time, the Company cannot predict whether any legislative proposal to recapitalize the SAIF and to resolve the BIF-SAIF assessment disparity will be adopted or, if so, in what form. Until such time as such legislation is adopted, it is expected that the Company will continue to be assessed deposit insurance assessments at rates substantially in excess of those assessed on comparably rated BIF-insured institutions. Based on the Company's June 30, 1996 assessment base, the SAIF premium paid by the Company on an annualized basis would equal approximately $208,000. A comparably rated and sized BIF-insured institution would pay approximately $2,000 for the same deposit insurance coverage.

     Another legislative development concerns bad debt recapture.  Under the
Section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which meet certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. A similar deduction for additions to the Bank's bad debt reserve is permitted under the New York State Bank Franchise Tax; however, for purposes of this tax, the effective allowable percentage under the PTI method is 32% rather than 8%.

     Under the Small Business Job Protection Act of 1996 (the "1996 Act), as passed by the House and Senate on August 2, 1996, section 593 of the Code would be amended and the Bank, for its current and future taxable years, will be permitted to use only the Experience Method of computing additions to its tax bad debt reserve. In addition, the Bank is required to recapture (that is, take into taxable income) over a six-year period, beginning with the Bank's current taxable year, the excess of the balance of its tax bad debt reserves (other than its supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's loan portfolio has decreased since December 31, 1987), or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserve using the Experience Method. However, under the 1996 Act, such recapture requirements would be suspended for each of two successive taxable years beginning with the Bank's current taxable year in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. It is anticipated that the President will sign the 1996 Act in the near future. Since the Bank's current level of Federal tax bad debt reserves approximates the balance of such reserves as of December 31, 1987, such recapture will not adversely impact the Bank's result of operations.

     In early August, 1996, the New York State tax law was been amended to prevent a similar recapture of the Bank's Post-1987 state bad debt reserve, and to permit continued future use of the bad debt reserve methods, for purposes of determining the Bank's New York State tax liability. The Bank has established a dereffed tax liability for the excess of its current level of State tax bad debt reserves over the balance of such reserves as of December 31, 1987. Due to the foregoing amendment of the New York State Tax law, the Company will substantially reduce this deferred tax liability (with a corresponding reduction in income tax expense) during the quarter ending September 30, 1996.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

     The Registrant and the Bank are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 2.     CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of shareholders held on July 10, 1996, the following matters were voted upon, with the results of the voting on such matters indicated:

     1. Election of the following persons to serve a three-year term as directors of the Company:

NOMINEE                          FOR                 WITHHELD
- -------                          ---                 --------
Marvin Levy                      1,486,493           10,200
Kevin J. Plunkett                1,486,493           10,200
Paul R. Wheatley                 1,486,493           10,200

Broker Non-Vote:  None

     2. The proposal to approve the 1996 Stock Option Plan for Officers and
Employees:

For:      1,044,984
Against:  52,593
Abstain:  15,472

Broker Non-Vote:  383,644

     3. The proposal to approve the 1996 Stock Option Plan for Outside
Directors:

For:      1,018,196
Against:  134,046
Abstain:  22,508

Broker Non-Vote:  321,943

     4. The proposal to approve the Recognition and Retention Plan for Officers and Employees:

For:      1,034,258
Against:  130,759
Abstain:  9,733

Broker Non-Vote:  321,943

     5. The proposal to approve the Recognition and Retention Plan for Outside
Directors:

For:      1,017,368
Against:  140,974
Abstain:  16,408

Broker Non-Vote:  321,943

     6. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 1997:

For:      1,478,968
Against:  9,300
Abstain:  8,425

Broker Non-Vote:  None

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            27. Financial Data Schedule (submitted only with filing in electronic format)

     (b)  Reports on Form 8-K

            None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                        Tappan Zee Financial, Inc.




Dated:  August 8,  1996            By:     STEPHEN C. BYELICK
                                           ------------------
                                           Stephen C. Byelick
                                           President and Chief Executive Officer




Dated:   August 8,  1996           By:     HARRY G. MURPHY
                                           ------------------
                                           Harry G. Murphy
                                           Vice President and Secretary
                                           (principal financial officer)

                                EXHIBIT INDEX



 Exhibit No.                                      Description



       27                                    Financial Data Schedule
                                             (submitted only with filing
                                              in electronic format)