Form 10-Q
period 1996-09-30
TAPPAN ZEE FINANCIAL INC
filed 1996-11-14
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

                                 (914) 631-0344
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK         NUMBER OF SHARES OUTSTANDING, SEPTEMBER 30, 1996
    $.01 Par Value                                  1,539,062

                           TAPPAN ZEE FINANCIAL, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
Item 1.     Financial Statements (Unaudited).

               Consolidated Balance Sheets at
               September 30, 1996 and March 31, 1996                                       2

               Consolidated Statements of Income for the Three and Six
               Months Ended September 30, 1996 and 1995                                    3

               Consolidated Statement of Changes in Shareholders' Equity
               for the Six Months Ended September 30, 1996                                 4

               Consolidated Statements of Cash Flows for the Six Months
               Ended September 30, 1996 and 1995                                           5

               Notes to Consolidated Financial Statements                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.                                                      7

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.                                                           18

Item 2.      Changes in Securities.                                                       18

Item 3.      Defaults Upon Senior Securities.                                             18

Item 4.      Submission of  Matters to a Vote of Security Holders.                        18

Item 5.      Other Information.                                                           19

Item 6.      Exhibits and Reports on Form 8-K.                                            19

Signature Page                                                                            20


Explanatory Note: This Quarterly Report on Form 10-Q contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        SEPTEMBER 30,     MARCH 31,
                                                                                            1996            1996
                                                                                        ------------      --------

                                     ASSETS
Cash and due from banks                                                                   $    553        $    581
Interest-bearing deposits                                                                    1,866           2,458
Federal funds sold                                                                           2,100           5,500
Securities:
    Held-to-maturity (fair value of $8,726 at September 30, 1996 and
        $9,596 at March 31, 1996)                                                            8,633           9,436
    Available-for-sale (amortized cost of $47,816 at September 30, 1996  and
        $41,772 at March 31, 1996)                                                          47,311          41,544
                                                                                          --------        --------
        Total securities                                                                    55,944          50,980
Loans, net:
    Mortgage loans                                                                          51,717          48,072
    Other loans                                                                              4,315           4,037
    Allowance for loan losses                                                                 (679)           (654)
    Net deferred loan fees                                                                    (267)           (281)
                                                                                          --------        --------
         Total loans, net                                                                   55,086          51,174
Federal Home Loan Bank stock                                                                   561             561
Real estate owned, net                                                                         370             402
Other assets                                                                                 3,385           3,134
                                                                                          --------        --------
         Total assets                                                                     $119,865        $114,790
                                                                                          ========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                              $ 91,019        $ 89,908
    Federal Home Loan Bank advances                                                          5,000              --
    Other liabilities                                                                        2,368           2,522
                                                                                          --------        --------
         Total liabilities                                                                  98,387          92,430
                                                                                          --------        --------
Shareholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
         shares authorized; none issued or outstanding)                                         --              --
     Common stock (par value $0.01 per share;
         5,000,000 shares authorized; 1,620,062 shares issued)                                  16              16
     Additional paid-in capital                                                             14,912          14,893
     Common stock held by employee stock ownership plan ("ESOP")
       (113,384 shares at  September 30, 1996 and 121,476 shares at March 31, 1996)         (1,134)         (1,215)
     Treasury stock, at cost (81,000 shares)                                                  (995)             --
     Retained earnings, substantially restricted                                             8,982           8,803
     Net unrealized loss on available-for-sale securities, net of taxes                       (303)           (137)
                                                                                          --------        --------
         Total shareholders' equity                                                         21,478          22,360
                                                                                          --------        --------

         Total liabilities and shareholders' equity                                       $119,865        $114,790
                                                                                          ========        ========


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                                     --------------------       ---------------------
                                                                      1996          1995         1996          1995
                                                                     ------        ------       ------        ------
Interest income:
     Mortgage loans                                                  $1,081        $1,028       $2,125        $2,052
     Other loans                                                        103            92          201           181
     Securities                                                         907           552        1,767         1,079
     Other earning assets                                                64           151          150           278
                                                                     ------        ------       ------        ------
        Total interest income                                         2,155         1,823        4,243         3,590
                                                                     ------        ------       ------        ------
Interest expense:
     Deposits                                                         1,011         1,040        2,012         1,979
     Federal Home Loan Bank advances                                      7            --           10            --
                                                                     ------        ------       ------        ------
        Total interest expense                                        1,018         1,040        2,022         1,979
                                                                     ------        ------       ------        ------

           Net interest income                                        1,137           783        2,221         1,611
Provision for loan losses                                                20            25           26            55
                                                                     ------        ------       ------        ------
           Net interest income after provision for loan losses        1,117           758        2,195         1,556
                                                                     ------        ------       ------        ------
Non-interest income:
     Service charges and other fees                                      32            28           59            54
     Net gain on sales of securities                                     --            --           11            --
     Other                                                                2             3            4            10
                                                                     ------        ------       ------        ------
           Total non-interest income                                     34            31           74            64
                                                                     ------        ------       ------        ------
Non-interest expense:
     Compensation and benefits                                          359           257          723           510
     Occupancy and equipment                                             48            51           95           114
     Federal deposit insurance:
         Special assessment                                             538            --          538            --
         Regular premium                                                 51            47          100            93
     Data processing service fees                                        37            41           73            76
     Net cost of real estate owned                                       40             5           45            13
     Other                                                              233           112          409           187
                                                                     ------        ------       ------        ------
        Total non-interest expense                                    1,306           513        1,983           993
                                                                     ------        ------       ------        ------

           (Loss) income before income tax expense                     (155)          276          286           627
Income tax (benefit) expense                                           (229)          110          (42)          260
                                                                     ------        ------       ------        ------
           Net income                                                $   74        $  166       $  328        $  367
                                                                     ======        ======       ======        ======

Earnings per share (note 2)                                          $ 0.05                     $ 0.23
                                                                     ======                     ======




See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             ADDITIONAL   COMMON
                                                    COMMON    PAID-IN   STOCK HELD   TREASURY    RETAINED
                                                    STOCK     CAPITAL     BY ESOP      STOCK     EARNINGS
                                                    -----     -------     -------      -----     --------
Balance at March 31, 1996                            $16     $ 14,893    $(1,215)    $  --        $8,803

    Net income                                        --           --         --        --           328
    Dividends paid ($0.10 per share)                  --           --         --        --          (149)
    Treasury stock purchased                          --           --         --      (995)           --
    ESOP shares committed to be released              --           19         81        --            --
    Decrease in net unrealized loss on
      available-for-sale securities, net of taxes     --           --         --        --            --


                                                     ---     --------    -------     -----        ------
Balance at September 30, 1996                        $16     $ 14,912    $(1,134)    $(995)       $8,982
                                                     ===     ========    =======     =====        ======
                                                    NET UNREALIZED          TOTAL
                                                      LOSS ON            SHAREHOLDERS'
                                                     SECURITIES            EQUITY
                                                     ----------            ------
Balance at March 31, 1996                             $(137)               $ 22,360

    Net income                                           --                     328
    Dividends paid ($0.10 per share)                     --                    (149)
    Treasury stock purchased                             --                    (995)
    ESOP shares committed to be released                 --                     100
    Decrease in net unrealized loss on
      available-for-sale securities, net of taxes      (166)                   (166)

                                                      -----                --------
Balance at September 30, 1996                         $(303)               $ 21,478
                                                      =====                ========



See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                1996            1995
                                                                              --------        --------
Cash flows from operating activities:
  Net income                                                                  $    328        $   367
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Provision for loan losses                                                      26             55
     Provision for real estate owned losses                                         38             --
     Depreciation expense                                                           30             41
     Accretion of net deferred loan fees                                           (21)           (32)
     Net increase in accrued interest receivable                                   (64)           (20)
     Net gain on sales of available-for-sale securities                            (11)            --
     Other adjustments, net                                                        207           (543)
                                                                              --------        -------
          Net cash provided by operating activities                                533           (132)
                                                                              --------        -------
Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                        (17,985)        (1,990)
     Held-to-maturity                                                               --         (2,002)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          7,474            449
     Held-to-maturity                                                              803            393
  Proceeds from sales of available-for-sale securities                           4,487             --
  Disbursements for loan originations                                           (7,449)        (5,838)
  Principal collections on loans                                                 3,532          5,298
  Other investing cash flows, net                                                   (7)            44
                                                                              --------        -------
          Net cash used in investing activities                                 (9,145)        (3,646)
                                                                              --------        -------
Cash flows from financing activities:
  Net increase in deposits                                                       1,111          6,211
  Net increase in stock subscription accounts                                       --         16,386
  Net decrease in mortgage escrow funds                                           (375)          (393)
  Purchase of treasury stock                                                      (995)            --
  Net increase in short-term borrowings                                          5,000             --
  Dividends paid                                                                  (149)            --
                                                                              --------        -------
          Net cash provided by financing activities                              4,592         22,204
                                                                              --------        -------

Net (decrease) increase in cash and cash equivalents                            (4,020)        18,426

Cash and cash equivalents at beginning of period                                 8,539          7,553
                                                                              --------        -------

Cash and cash equivalents at end of period                                    $  4,519        $25,979
                                                                              ========        =======

Supplemental disclosures:
  Interest paid                                                               $  2,018        $ 1,979
  Income taxes paid                                                                591            369
                                                                              ========        =======


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

     Tappan Zee Financial, Inc. (the "Registrant") is the unitary savings association holding company for Tarrytowns Bank, FSB (the "Bank"), a federally chartered stock savings bank and wholly-owned subsidiary of the Registrant. Collectively, the Registrant and the Bank are referred to herein as the "Company." On October 5, 1996, the Registrant sold 1,620,062 shares of its common stock in a subscription and community offering at a price of $10 per share (the "Offering"), for net proceeds of $14.9 million.

     The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending March 31, 1997.

   Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

    Certain reclassifications have been made to conform prior period information to the current presentation.

 (2)       Earnings Per Share

      Earnings per share is based on net income divided by the weighted average common shares outstanding and common stock equivalents during the period after the Offering. For purposes of determining the weighted average number of common shares outstanding, only the portion of the employee stock ownership plan ("ESOP") shares committed to be released to participants have been considered outstanding.

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

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expenses, federal deposit insurance costs, data processing service fees, net costs of real estate owned and other operating expenses. The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

IMPACT OF RECENT LEGISLATION

    Deposit Insurance -- Savings Association Insurance Fund ("SAIF") Recapitalization. For the nine months ended September 30, 1996, SAIF-insured institutions paid deposit insurance assessment rates of $0.23 to $0.31 per $100 of deposits. In contrast, institutions insured by the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund (the "BIF") that were well capitalized and without any significant supervisory concerns paid the minimum annual assessment of $2,000, and all other BIF-insured institutions paid deposit insurance assessment rates of $0.03 to $0.27 per $100 of deposits.

     In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits will pay a special assessment, subject to adjustment, of 65.7 basis points per $100 of the institution's SAIF-assessable deposits held on March 31, 1995. The special assessment is payable on November 27, 1996. The Funds Act provides that the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the special assessment for the Bank is $538,000 ($329,000 net of taxes) and has been charged to expense for the quarter ended September 30, 1996.

     In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996, to reduce the assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of SAIF-insured savings associations, such as the Bank, the proposed assessment rates would range from 18 to 27 basis points for the last quarter of 1996 and would range from 0 to 27 basis points for subsequent assessment periods. However, the Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25% of insured deposits, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, the Bank, as long as it maintains its regulatory status, will pay substantially lower regular SAIF assessments compared to those paid by the Bank in recent years.

     In addition, the Funds Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rates of assessment for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits.

     The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts, and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

     Bad Debt Recapture. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Similar deductions for additions to the Bank's bad debt reserve were permitted under the New York State Bank Franchise Tax; however, for purposes of this tax, the effective allowable percentage under the PTI method was 32% rather than 8%.

     Under the 1996 Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's current taxable year ending December 31, 1996. In addition, the Bank will be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's current taxable year, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning with the Bank's current taxable year in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year. Since the Bank has already provided a deferred income tax liability for financial reporting purposes with respect to the portion of its federal tax bad debt reserves subject to these recapture provisions, the 1996 Act will have no adverse impact on the Bank's financial condition or results of operations.

     The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve. The New York State amendments redesignate the Bank's state bad debt reserves as of December 31, 1995 as the base-year amount and provide for future additions to the base-year reserve using the PTI method. The base-year amount was previously measured as of December 31, 1987 and a deferred tax liability was recognized for bad debt reserves in excess of that amount. The recent amendments effectively eliminated the Bank's excess reserves and, accordingly, the Bank reduced its deferred tax liability by $166,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND MARCH 31, 1996

     Total assets at September 30, 1996 increased $5.1 million, to $119.9 million from $114.8 million at March 31, 1996. The securities portfolio increased to $55.9 million at September 30, 1996 from $51.0 million at March 31, 1996. Of the $4.9 million net increase in the portfolio, $3.4 million was due to the reinvestment of federal funds into mortgage-backed securities, classified as available-for-sale. The securities portfolio at September 30, 1996 had an estimated weighted average life of 6.7 years and an estimated yield of 6.88%. Loans, net, increased $3.9 million or 7.6%, to $55.1 million at September 30, 1996, compared to $51.2 million at March 31, 1996, primarily due to the origination of one- to four- family mortgage loans.

      The asset growth was funded primarily with advances from the Federal Home Loan Bank ("FHLB") of New York which amounted to $5.0 million at September 30, 1996. There were no borrowings at March 31, 1996. Deposits amounted to $91.0 million at September 30, 1996, a $1.1 million increase from March 31, 1996.

     Shareholders' equity was $21.5 million at September 30, 1996, a decrease of $882,000 from equity of $22.4 million at March 31, 1996. The decrease is primarily attributable to the repurchase of 81,000 shares of the Company's common stock at a cost of $995,000 and an increase of $166,000 in the after-tax net unrealized loss on available-for-sale securities, partially offset by earnings retained for the six-month period. The ratio of shareholders' equity to total assets at September 30, 1996 was 17.92%, as compared with 19.48% at March 31, 1996. The Company's tangible book value per share at September 30, 1996 was $13.96, an increase from $13.80 at March 31, 1996.

ASSET QUALITY

     Total non-performing loans increased to $2.2 million at September 30, 1996, from $1.6 million at March 31, 1996. The increase in non-performing loans primarily reflect a net increase of three accruing loans past due ninety days or more. It is the Company's general policy to stop the accrual of interest on all loans ninety days or more past due. Certain loans ninety days or more past due may continue to accrue interest based on management's evaluation of the loan, the underlying collateral and the credit worthiness of the borrower. Real estate owned, net, was $370,000 at September 30, 1996, as compared with $402,000 at March 31, 1996. The ratio of non-performing loans and real estate owned to total assets increased to 2.12% at September 30, 1996, from 1.77% at March 31, 1996. The allowance for loan losses increased to $679,000 at September 30, 1996 from $654,000 at March 31, 1996. The ratio of the allowance for loan losses to non-performing loans decreased to 31.29% at September 30, 1996 from 40.07% at March 31, 1996. However, the ratio of the allowance for loan losses to non-accruing loans increased to 69.64% at September 30, 1996 from 66.60% at March 31, 1996.

 The following table sets forth certain asset quality data at the dates indicated:


                                                             SEPT. 30,     JUNE 30,      MARCH 31,
                                                               1996          1996          1996
                                                              ------        ------        ------
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One-to four-family                                       $  851        $  854        $  856
     Commercial property                                         124           126           126
                                                              ------        ------        ------
      Total                                                      975           980           982
                                                              ------        ------        ------
  Number of non-accrual loans                                      6             6             6

Accruing loans past due ninety days or more:
  Mortgage loans:
     One-to four-family                                       $  955        $  320        $  342
     Commercial property                                         188            --           266
  Commercial business and consumer                                52            93            42
                                                              ------        ------        ------
      Total                                                    1,195           413           650
                                                              ------        ------        ------
  Number of accruing loans past due ninety days or more           10             7             7

Total non-performing loans                                    $2,170        $1,393        $1,632
                                                              ======        ======        ======

Number of non-performing loans                                    16            13            13

Allowance for loan losses                                     $  679        $  659        $  654
                                                              ======        ======        ======

Real estate owned, net                                        $  370        $  405        $  402
                                                              ======        ======        ======
Number of real estate owned properties                             2             2             2

Ratios:
  Non-accrual loans to total loans                              1.75%         1.80%         1.89%
  Non-performing loans to total loans                           3.89          2.56          3.15
  Non-performing loans and real estate owned
    to total assets                                             2.12          1.51          1.77
  Allowance for loan losses to:
      Non-accrual loans                                        69.64         67.24         66.60
      Non-performing loans                                     31.29         47.31         40.07
      Total loans                                               1.22          1.21          1.26

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     General. Net income for the quarter ended September 30, 1996 was $74,000 or $0.05 per share, compared to $166,000 for the same period in 1995. The decrease in net income for the September 30, 1996 quarter is primarily attributable to a non-recurring charge of $538,000 (before taxes) for a special assessment imposed by recent legislation to recapitalize the SAIF, which insures the Bank's deposits. See "--Impact of Recent Legislation." Non-interest expenses for the current quarter, other than the special assessment, increased by $255,000 compared to the same period in 1995. These factors were partially offset by a $354,000 increase in net interest income and a $329,000 decrease in income tax expense. The return on average assets and return on average equity were 0.25% and 1.38%, respectively, for the three months September 30, 1996, compared to 0.68% and 7.97% respectively, for the 1995 quarter.

     Net Interest Income. Net interest income for the three months ended September 30, 1996 amounted to $1.1 million, an increase of $354,000 compared to $783,000 for the same period last year. The increase is primarily due to the growth in interest earning assets funded by the net proceeds from the Registrant's stock offering and deposit growth. The Company's ratio of average interest-earning assets to average interest-bearing liabilities increased to 126.33% for the quarter ended September 30, 1996 from 110.49% for the quarter ended September 30, 1995. The Company's average interest rate spread and net interest margin increased to 3.06% and 4.01%, respectively, for the quarter ended September 30, 1996, compared to 2.82% and 3.28%, respectively, for the quarter ended September 30, 1995. The increases in the average interest rate spread and net interest margin in the current period reflect lower liability costs resulting from a lower interest rate environment coupled with the positive effect of the investment of the Offering proceeds.

     Interest Income. Interest income, which amounted to $2.2 million for the quarter ended September 30, 1996, increased $332,000, or 18.2%, compared to the quarter ended September 30, 1995. This increase is primarily due to an $18.0 million increase in average interest-earning assets resulting from the investment of proceeds from the Registrant's stock offering, as well as deposit growth. The increase in average interest-earning assets reflects growth in the average loan portfolio of $3.6 million and a $21.6 million increase in the average securities portfolio. These increases were partially offset by a decline of $7.2 million in the average balance of other earning assets (primarily federal funds sold). The average yield on interest-earning assets for the quarter ended September 30, 1996 decreased slightly to 7.60% from 7.64% for the comparable period in 1995, reflecting a lower interest rate environment in the current period and the investment of the stock offering proceeds in shorter term and variable rate investments, which generally have lower yields.

     Interest Expense. Interest expense for the quarter ended September 30, 1996 amounted to $1.0 million, a decrease of $22,000, or 2.1%, from the quarter ended September 30, 1995. This decrease is primarily attributable to a lower interest rate environment which caused a decline in the average cost of funds to 4.54% for the recent three month period, from 4.81% in the comparable 1995 period. The decrease in interest expense was somewhat offset by a $3.4 million increase in average interest-bearing liabilities (primarily certificates of deposit). The deposit growth is consistent with management's strategy to increase retail deposits.

     Provision for Loan Losses. The provision for loan losses was $20,000 for the quarter ended September 30, 1996, compared to $25,000 for the quarter ended September 30, 1995. The provision reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered in this evaluation include the Company's previous loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the level and composition of non-performing loans and their collateral, and current economic conditions. See "-- Asset Quality."

     Non-Interest Income. Non-interest income was $34,000 and $31,000 for the three months ended September 30, 1996 and 1995, respectively.

        Non-Interest Expense. Non-interest expense amounted to $1.3 million for the quarter ended September 30, 1996, reflecting an increase of $793,000 from the 1995 quarter. This increase was primarily due to the $538,000 FDIC special assessment to recapitalize the SAIF charged in the 1996 quarter, as well as increases in compensation and benefits of $102,000, net cost of real estate owned of $35,000 and other expenses of $121,000. The increase in compensation and benefits primarily reflects the increased expense recognized for the deferred compensation plan for directors, as adopted in its amended form upon the completion of the Registrant's stock offering; recognition of expense associated with the ESOP and the directors retirement plan which became effective at that time; and merit and performance-based increases for certain staff members. Net cost of real estate owned for the quarter ended September 30, 1996 includes a provision for losses of $38,000 relating to a one- to four-family property. No such provisions were necessary in the comparable quarter in 1995. The increase in other expenses is primarily due to increased professional fees (accounting, tax and legal), printing and other costs associated with operations as a public company.

     Income Taxes. Income tax (benefit) expense decreased $339,000, to ($229,000) for the quarter ended September 30, 1996, from $110,000 for the quarter ended September 30, 1995. This reflect the effects of a $431,000 decline in pre-tax income, as well as a $166,000 tax benefit from a reduction in the Company's deferred tax liability. This reduction was made due to an amendment to the New York State tax law enacted in the current quarter which changed the base-year for tax bad debt reserves to December 31, 1995 and eliminated the need for a deferred tax liability previously recognized for reserves in excess of the base-year amount. Without this one-time benefit, the effective tax (tax benefit) rate was (40.6)% for the three months ended September 30, 1996, compared to 39.9% for the same period last year. See "Impact of Recent Legislation."

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

        General. Net income for the six months ended September 30, 1996 was $328,000 or $0.23 per share, compared to $367,000 for the same period last year. The 10.6% decrease in net income is primarily attributable to the FDIC non-recurring special assessment of $538,000 charged in the September 30, 1996 quarter. See "-- Impact of Recent Legislation." Non-interest expenses for the six months ended September 30, 1996, other than the special assessment, increased by $452,000 compared to the same period in 1995. These factors were partially offset by a $610,000 increase in net interest income and a $302,000 decrease in income tax expense. The return on average assets and return on average equity were 0.56% and 3.01%, respectively, for the six months ended September 30, 1996, compared to 0.77% and 9.03%, respectively, for the 1995 period.

     Net Interest Income. Net interest income for the six months ended September 30, 1996 amounted to $2.2 million, as compared to $1.6 million for the same period last year. The increase is primarily due to the growth in interest earning assets funded by Offering proceeds and deposit growth. The Company's ratio of average interest-earning assets to average interest-bearing liabilities increased to 125.89% for the six months ended September 30, 1996 from 110.77% for the six months ended September 30, 1995. The Company's average interest rate spread for the six months ended September 30, 1996 remained relatively stable at 3.02%, as compared to 3.00% for the 1995 period, while its net interest margin increased to 3.96% for the 1996 period, from 3.46% a year earlier.

     Interest Income. Interest income amounted to $4.2 million for the six months ended September 30, 1996, a $653,000 increase from $3.6 million for the comparable period in 1995. This increase is primarily due to a $19.2 million increase in average interest-earning assets resulting from the investment of proceeds from the Registrant's stock offering, as well as deposit growth. Increases in the average loan portfolio of $2.8 million and in the average securities portfolio of $21.2 million were partially offset by a decline of $4.8 million in the average balance of other earning assets (primarily federal funds sold). The average yield on interest-earning assets for the six months ended September 30, 1996 decreased to 7.56% from 7.72% for the comparable period in 1995 due to a lower interest rate environment in the current period and the investment of the stock offering proceeds in shorter term and variable rate investments, which generally have lower yields.

     Interest Expense. Interest expense for the six months ended September 30, 1996 amounted to $2.0 million, an increase of $43,000, from the six months ended September 30, 1995. This increase is primarily attributable to a $5.2 million increase in average interest-bearing liabilities (primarily certificates of deposit). The impact on interest expense caused by the increase in the volume of certificates of deposits was partially offset by a decline in the average cost of funds for the six months ended September 30, 1996, to 4.53%, from 4.71% for the comparable prior year period, resulting from a lower interest rate environment in the current period.

     Provision for Loan Losses. Based on management's ongoing evaluation of non-performing loans and the adequacy of the allowance for loan losses, the provision for loan losses was reduced to $26,000 for the six months ended September 30, 1996, compared to $55,000 for the 1995 period. Factors considered in this evaluation include the Company's previous loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the level and composition of non-performing loans and their collateral, and current economic conditions. See "--Asset Quality."

     Non-Interest Income. Non-interest income was $74,000 and $64,000 for the six months ended September 30, 1996 and 1995, respectively. The increase in non-interest income reflects an $11,000 gain recognized on sales of available-for-sale securities during the six months ended September 30, 1996. There were no sales of securities in the comparable 1995 period.

        Non-Interest Expense. Non-interest expense amounted to $2.0 million for the six months ended September 30, 1996, as compared to $1.0 million for the comparable 1995 period. The $1.0 million increase is primarily due to the $538,000 FDIC special assessment in the current year, as well as increases in compensation and benefits of $213,000, net cost of real estate owned of $32,000 and other expenses of $222,000. The increase in compensation and benefits expense reflects the increased costs associated with the deferred compensation plan for directors, as adopted in its amended form upon completion of the Registrant's stock offering; expense related to the employee stock ownership plan; increased performance-based compensation of certain staff members; and the costs associated with the directors retirement plan. Net cost of real estate owned for the six months ended September 30, 1996 includes a provision for losses of $38,000 relating to a one- to four-family property. No such provisions were necessary in the comparable period in 1995. The increase in other expenses is primarily due to increased professional fees (accounting, tax and legal), printing and other costs associated with operations as a public company. These costs were partially offset by a $30,000 reversal of a valuation allowance established in fiscal 1995 for the Company's claim receivable from Nationar, which was fully collected in June 1996.

     Income Taxes. Income tax (benefit) expense amounted to ($42,000) and $260,000 for the six months ended September 30, 1996 and 1995, respectively. The amount for the current year period reflects the $166,000 reduction in the Company's deferred tax liability due to a change in the base year for New York State bad debt reserves, as previously described. Without this one-time benefit, the Company's effective tax rate was 43.4% for the six months ended September 30, 1996, compared to 41.5% for the same period last year.

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

    The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 5.0%. At September 30, 1996 and March 31, 1996, the Bank's liquidity ratio was 11.0% and 19.0%, respectively. The levels of the Company's short-term liquid assets are dependent on the Company's operating, financing and investing activities during any given period.

    The Company's cash flows are derived from operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest income received and interest expense paid. Net cash flows from investing activities consist primarily of loan originations and payments (including amortization of principal and prepayments) and the purchase, maturity and sale of securities, including mortgage-backed securities. Financing activity cash flows are generated primarily from deposit activity and capital transactions such as the Offering. The Company has other sources of liquidity if a need for additional funds arises, including borrowing capacity from the FHLB of New York of up to 25% of the Bank's assets, which amounts to $28.7 million at September 30, 1996. At September 30, 1996, the Company had overnight borrowings from the FHLB of New York in the amount of $5.0 million. The utilization of particular sources of funds depends on comparative costs and availability.

     At September 30, 1996, the Company had outstanding loan commitments of $1.6 million, undisbursed construction loans in process of $732,000 and unadvanced commercial lines of credit of $185,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1996 totaled $43.3 million. Based upon the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     The main sources of liquidity for the Registrant are net proceeds from the sale of stock and dividends from the Bank. The main cash outflows are payments of dividends to shareholders and any repurchases of the Registrant's common stock. On April 29, 1996, the Registrant received approval from the OTS to repurchase up to 5% of its outstanding common stock. On August 12, 1996, the Registrant completed this repurchase program with 81,000 shares purchased at an aggregate cost of $995,000, or $12.28 per share.

      On July 10, 1996 the shareholders approved the Retention and Recognition Plans and Stock Option Plans for Officers and Employees and Outside Directors. Of the 64,800 shares approved under the Retention and Recognition Plans, 51,840 shares (which vest ratably over five years from the date of the grant) have been awarded as of September 30, 1996, however, no shares have been purchased for the plans. It is the Company's intent to purchase such shares in the open market. As of September 30, 1996, 121,500 of the

162,000 options approved under the Company's Stock Option Plans, have been granted at an exercise price of $11.625 per share, none of which are vested.

     The OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. At September 30, 1996, the Bank satisfied these minimum capital standards and was classified as a "well capitalized" institution.

     The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at September 30, 1996:

                                                          PERCENT OF
                                           AMOUNT          ASSETS(1)
                                           -------         ---------
                                           (DOLLARS IN THOUSANDS)
                 GAAP capital              $16,041          13.99%
                                           =======          =====
                 Tangible capital:
                   Capital level(2)        $16,344          14.25%
                   Requirement               1,720           1.50
                                           -------          -----
                   Excess                  $14,624          12.75%
                                           =======          -----
                 Core capital:
                   Capital level(2)        $16,344          14.25%
                   Requirement               3,440           3.00
                                           -------          -----
                   Excess                  $12,904          11.25%
                                           =======          =====
                 Risk-based capital:
                   Capital level(2)        $16,901          37.90%
                   Requirement               3,568           8.00
                                           -------          -----
                   Excess                  $13,333          29.90%
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

     (a)  Exhibits

          11.  Statement re: Computation of Per Share Earnings

          27. Financial Data Schedule (submitted only with filing in electronic format)

     (b)  Reports on Form 8-K

            None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     Tappan Zee Financial, Inc.



Dated:  November 13,  1996           By:   /s/ Stephen C. Byelick
                                          -------------------------------------
                                          Stephen C. Byelick
                                          President and Chief Executive Officer


Dated:   November 13,  1996          By:  /s/ Harry G. Murphy
                                          -------------------------------------
                                          Harry G. Murphy
                                          Vice President and Secretary
                                          (principal financial officer)