Form 10-Q
period 1996-12-31
TAPPAN ZEE FINANCIAL INC
filed 1997-02-13
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASSES OF COMMON STOCK    NUMBER OF SHARES OUTSTANDING, DECEMBER 31, 1996
    -----------------------    -----------------------------------------------
          $.01 Par Value                               1,539,062

                           TAPPAN ZEE FINANCIAL, INC.

                           PART I - FINANCIAL INFORMATION

                                                                                                Page
Item 1.         Financial Statements (Unaudited).

                  Consolidated Balance Sheets at
                   December 31, 1996 and March 31, 1996                                          2

                  Consolidated Statements of Income for the Three and Nine
                   Months Ended December 31, 1996 and 1995                                       3

                  Consolidated Statement of Changes in Shareholders' Equity
                   for the Nine Months Ended December 31, 1996                                   4

                  Consolidated Statements of Cash Flows for the Nine Months
                   Ended December 31, 1996 and 1995                                              5

                  Notes to Consolidated Financial Statements                                     6

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of  Operations.                                                        7

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.                                                               18

Item 2.         Changes in Securities.                                                           18

Item 3.         Defaults Upon Senior Securities.                                                 18

Item 4.         Submission of  Matters to a Vote of Security Holders.                            18

Item 5.         Other Information.                                                               18

Item 6.         Exhibits and Reports on Form 8-K.                                                18

Signature Page                                                                                   19


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

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           DECEMBER 31,      MARCH 31,
                                                                                              1996             1996
                                                                                           ---------         ---------
                                     ASSETS
Cash and due from banks                                                                    $     569         $     581
Interest-bearing deposits                                                                        873             2,458
Federal funds sold                                                                             2,000             5,500
Securities:
    Available-for-sale (amortized cost of $45,242  at December 31, 1996  and
        $41,772 at March 31, 1996)                                                            44,990            41,544
    Held-to-maturity (fair value of $8,523  at December 31, 1996 and
        $9,596 at March 31, 1996)                                                              8,387             9,436
                                                                                           ---------         ---------
        Total securities                                                                      53,377            50,980
Loans, net:
    Mortgage loans                                                                            52,910            48,072
    Other loans                                                                                4,073             4,037
    Allowance for loan losses                                                                   (641)             (654)
    Net deferred loan fees                                                                      (282)             (281)
                                                                                           ---------         ---------
         Total loans, net                                                                     56,060            51,174
Federal Home Loan Bank stock                                                                     561               561
Real estate owned, net                                                                           122               402
Other assets                                                                                   3,164             3,134
                                                                                           ---------         ---------
         Total assets                                                                      $ 116,726         $ 114,790
                                                                                           =========         =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits                                                                               $  93,660         $  89,908
    Other liabilities                                                                          1,809             2,522
                                                                                           ---------         ---------
         Total liabilities                                                                    95,469            92,430
                                                                                           ---------         ---------
Shareholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
         shares authorized; none issued or outstanding)                                           --                --
     Common stock (par value $0.01 per share;
         5,000,000 shares authorized; 1,620,062 shares issued)                                    16                16
     Additional paid-in capital                                                               14,925            14,893
     Common stock held by employee stock ownership plan ("ESOP")
       ( 109,416 shares at  December 31, 1996 and 121,476 shares at March 31, 1996)           (1,094)           (1,215)
     Common stock awarded under management recognition and retention plans ("RRP")              (613)               --
     Treasury stock, at cost (81,000 shares)                                                    (995)               --
     Retained earnings, substantially restricted                                               9,169             8,803
     Net unrealized loss on available-for-sale securities, net of taxes                         (151)             (137)
                                                                                           ---------         ---------
         Total shareholders' equity                                                           21,257            22,360
                                                                                           ---------         ---------

         Total liabilities and shareholders' equity                                        $ 116,726         $ 114,790
                                                                                           =========         =========


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          DECEMBER 31,                  DECEMBER 31,
                                                                      --------------------        --------------------
                                                                       1996          1995          1996          1995
                                                                      ------        ------        ------        ------
Interest income:
     Mortgage loans                                                   $1,095        $1,021        $3,220        $3,073
     Other loans                                                          94            93           295           274
     Securities                                                          893           622         2,660         1,726
     Other earning assets                                                 70           281           220           534
                                                                      ------        ------        ------        ------
        Total interest income                                          2,152         2,017         6,395         5,607
                                                                      ------        ------        ------        ------

Interest expense:
     Deposits                                                          1,020         1,023         3,032         3,002
     Federal Home Loan Bank advances                                       2            --            12            --
                                                                      ------        ------        ------        ------
        Total interest expense                                         1,022         1,023         3,044         3,002
                                                                      ------        ------        ------        ------

           Net interest income                                         1,130           994         3,351         2,605
Provision for loan losses                                                 20            25            46            80
                                                                      ------        ------        ------        ------
           Net interest income after provision for loan losses         1,110           969         3,305         2,525
                                                                      ------        ------        ------        ------

Non-interest income:
     Service charges and other fees                                       28            29            87            83
     Net gain on sales of available-for-sale securities                   --            --            11            --
     Other                                                                 3             3             7            13
                                                                      ------        ------        ------        ------
        Total non-interest income                                         31            32           105            96
                                                                      ------        ------        ------        ------

Non-interest expense:
     Compensation and benefits                                           400           345         1,123           855
     Occupancy and equipment                                              48            46           143           160
     Federal deposit insurance:
         Special assessment                                               --            --           538            --
         Regular premium                                                  40            49           140           142
     Data processing service fees                                         43            37           116           113
     Net cost of real estate owned                                         5             6            50            19
     Other                                                               172           142           581           329
                                                                      ------        ------        ------        ------
        Total non-interest expense                                       708           625         2,691         1,618
                                                                      ------        ------        ------        ------

           Income before income tax expense                              433           376           719         1,003
Income tax expense                                                       175           152           133           412
                                                                      ------        ------        ------        ------
           Net income                                                 $  258        $  224        $  586        $  591
                                                                      ======        ======        ======        ======

Earnings per share (note 2)                                           $ 0.18        $ 0.15        $ 0.40
                                                                      ======        ======        ======




See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               ADDITIONAL      COMMON           COMMON
                                                  COMMON        PAID-IN       STOCK HELD    STOCK AWARDED    TREASURY
                                                  STOCK         CAPITAL        BY ESOP        UNDER RRP        STOCK
                                                  -----         -------       ---------        --------       -----
Balance at March 31, 1996                        $    16       $ 14,893       $ (1,215)       $    --        $   --
Net income                                            --             --             --             --            --
Dividends paid ($0.15 per share)                      --             --             --             --            --
Treasury stock purchased                              --             --             --             --          (995)
Common stock awarded under RRP                        --             --             --           (672)           --
Amortization of RRP awards                            --             --             --             59            --
ESOP shares committed to be released                  --             32            121             --            --
Increase in net unrealized loss on
  available-for-sale securities, net of taxes         --             --             --             --            --

                                                 =======       ========       ========        =======        ======
Balance at December 31, 1996                     $    16       $ 14,925       $ (1,094)       $  (613)       $ (995)
                                                 =======       ========       ========        =======        ======



                                                                      NET UNREALIZED      TOTAL
                                                          RETAINED       LOSS ON       SHAREHOLDERS'
                                                          EARNINGS     SECURITIES         EQUITY
                                                          --------       ------           ------
Balance at March 31, 1996                                 $ 8,803        $ (137)         $  22,360
Net income                                                    586            --                586
Dividends paid ($0.15 per share)                             (220)           --               (220)
Treasury stock purchased                                       --            --               (995)
Common stock awarded under RRP                                                                (672)
Amortization of RRP awards                                     --            --                 59
ESOP shares committed to be released                           --            --                153
Increase in net unrealized loss on
  available-for-sale securities, net of taxes                  --           (14)               (14)

                                                          =======        ======          =========
Balance at December 31, 1996                              $ 9,169        $ (151)         $  21,257
                                                          =======        ======          =========


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED DECEMBER 31,
                                                                              ------------------------------
                                                                                 1996             1995
                                                                               --------         --------
Cash flows from operating activities:
  Net income                                                                   $    586         $    591
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                       46               80
     Provision for real estate owned losses                                          38               --
     Depreciation expense                                                            44               66
     Accretion of net deferred loan fees                                            (29)             (25)
     Net increase in accrued interest receivable                                   (104)             (59)
     Net gain on sales of available-for-sale securities                             (30)              --
     Other adjustments, net                                                         (89)            (165)
                                                                               --------         --------
          Net cash provided by operating activities                                 540              488
                                                                               --------         --------

Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                         (17,985)          (9,466)
     Held-to-maturity                                                                --           (4,117)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          10,043            1,747
     Held-to-maturity                                                             1,048              885
  Proceeds from sales of available-for-sale securities                            4,487               --
  Disbursements for loan originations                                           (10,042)          (7,842)
  Principal collections on loans                                                  5,139            7,123
  Proceeds from sale of real estate owned                                           249               --
  Other investing cash flows, net                                                   (10)              96
                                                                               --------         --------
          Net cash used in investing activities                                  (7,071)         (11,574)
                                                                               --------         --------

Cash flows from financing activities:
  Net increase in deposits                                                        3,752            4,163
  Net decrease in mortgage escrow funds                                            (431)            (766)
  Net proceeds from sale of common stock                                             --           14,901
  Common stock purchased by ESOP                                                     --           (1,296)
  Common stock purchased by RRP                                                    (672)              --
  Purchase of treasury stock                                                       (995)              --
  Dividends paid                                                                   (220)              --
                                                                               --------         --------
          Net cash provided by financing activities                               1,434           17,002
                                                                               --------         --------

Net (decrease) increase in cash and cash equivalents                             (5,097)           5,916

Cash and cash equivalents at beginning of period                                  8,539            7,553
                                                                               --------         --------

Cash and cash equivalents at end of period                                     $  3,442         $ 13,469
                                                                               ========         ========

Supplemental disclosures:
  Interest paid                                                                $  3,048         $  3,002
  Income taxes paid                                                                 601              477
  Securities transferred from held-to-maturity to available-for-sale                 --           11,320
                                                                               ========         ========


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      Basis of Presentation

     Tappan Zee Financial, Inc. (the "Registrant") is the unitary savings association holding company for Tarrytowns Bank, FSB (the "Bank"), a federally chartered stock savings bank and wholly-owned subsidiary of the Registrant. Collectively, the Registrant and the Bank are referred to herein as the "Company." On October 5, 1995, the Registrant sold 1,620,062 shares of its common stock in a subscription and community offering at a price of $10 per share (the "Offering"), for net proceeds of $14.9 million.

     The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending March 31, 1997.

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

 (2)       Earnings Per Share

      Earnings per share is reported for periods after the Offering, based on net income divided by the weighted average common shares outstanding and common stock equivalents. For purposes of determining the weighted average number of common shares outstanding, only the portion of the employee stock ownership plan ("ESOP") shares committed to be released to participants have been considered outstanding.

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

IMPACT OF RECENT LEGISLATION

    Deposit Insurance -- Savings Association Insurance Fund ("SAIF") Recapitalization. For the period from January 1 through September 30, 1996, SAIF-insured institutions paid deposit insurance assessment rates of $0.23 to $0.31 per $100 of deposits. In contrast, institutions insured by the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund (the "BIF") that were well capitalized and without any significant supervisory concerns paid the minimum annual assessment of $2,000, and all other BIF-insured institutions paid deposit insurance assessment rates of $0.03 to $0.27 per $100 of deposits.

     In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits were charged a special assessment, subject to adjustment, of 65.7 basis points per $100 of the institution's SAIF-assessable deposits held on March 31, 1995. The special assessment was payable on November 27, 1996. The Funds Act provides that the amount of the special assessment is deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the special assessment for the Bank was $538,000 ($329,000 net of taxes) and has been charged to expense for the quarter ended September 30, 1996.

     As a result of the Funds Act, SAIF was recapitalized in the quarter ended December 31, 1996, and the FDIC reduced the assessment rates for the SAIF. For the semi-annual period beginning January 1, 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same as the schedule of assessment rates for the BIF. The Funds Act also expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for the FICO payments imposed on BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 will be 0.013% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

    The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997. Two bills have been introduced in Congress to eliminate the federal thrift charter with one requiring the federal thrift to convert to a bank charter and the other giving the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association, but no determination has been made as to the enactment of either such bill.

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

     Under the 1996 Act, the PTI Method was repealed and the Bank is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the taxable year ended December 31, 1996. In addition, the Bank is required to recapture (i.e., take into taxable income) over a six-year period, beginning with the taxable year ended December 31, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning with the Bank's 1996 taxable year if the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during the taxable years 1990-1995. Since the Bank has already provided a deferred income tax liability for financial reporting purposes with respect to the portion of its federal tax bad debt reserves subject to these recapture provisions, the 1996 Act will have no adverse impact on the Bank's financial condition or results of operations.

     The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve. The New York State amendments redesignate the Bank's state bad debt reserves as of December 31, 1995 as the base-year amount and provide for future additions to the base-year reserve using the PTI method. The base-year amount was previously measured as of December 31, 1987 and a deferred tax liability was recognized for bad debt reserves in excess of that amount. The amendments effectively eliminated the Bank's excess reserves and, accordingly, the Bank reduced its deferred tax liability by $166,000 (with a corresponding reduction in income tax expense) during the quarter ended September 30, 1996.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND MARCH 31, 1996

     Total assets at December 31, 1996 increased $1.9 million, to $116.7 million from $114.8 million at March 31, 1996. The securities portfolio increased to $53.4 million at December 31, 1996 from $51.0 million at March 31, 1996. The $2.4 million net increase in the portfolio is primarily due to the reinvestment of federal funds into mortgage-backed securities, classified as available-for-sale, reflecting the continued deployment of Offering proceeds into higher yielding assets. Loans, net, increased $4.9 million or 9.6%, to $56.1 million at December 31, 1996, compared to $51.2 million at March 31, 1996, primarily due to the origination of one- to four- family mortgage loans. Deposits amounted to $93.7 million at December 31, 1996, an increase of $3.8 million or 4.2% from $89.9 million at March 31, 1996. It has been management's strategy to increase retail deposits.

     Shareholders' equity was $21.3 million at December 31, 1996, a decrease of $1.1 million from equity of $22.4 million at March 31, 1996. The decrease primarily reflects common share repurchases at a total cost of $1.7 million, partially offset by net earnings retained for the period. The repurchased shares consisted of 81,000 shares purchased for the Company's treasury at a cost of $995,000 and 50,000 shares purchased to fund awards under the Company's management recognition and retention plans ("RRP") at a cost of $672,000. The ratio of shareholders' equity to total assets at December 31, 1996 was 18.21%, as compared with 19.48% at March 31, 1996. The Company's tangible book value per share of $13.81 at December 31, 1996 remained relatively unchanged from $13.80 at March 31, 1996.

ASSET QUALITY

    Non-performing loans totaled $2.1 million at December 31, 1996, compared to $2.2 million at September 30, 1996 and $1.6 million at March 31, 1996. The increase in non-performing loans from March 31, 1996 was due to the increase in accruing loans past due ninety days or more which are primarily secured by one-to four-family residences. It is the Company's general policy to stop the accrual of interest on all loans ninety days or more past due. Certain loans ninety days or more past due may continue to accrue interest based on management's evaluation of the loan, the underlying collateral and the credit worthiness of the borrower. Real estate owned, net, was $122,000 at December 31, 1996, as compared with $370,000 at September 30, 1996 and $402,000 at March 31, 1996. The decrease in real estate owned reflects the sale of one property during the quarter ended December 31, 1996. The allowance for loan losses was $641,000 at December 31, 1996, compared to $679,000 at September 30, 1996 and $654,000 at March 31, 1996. Net charge-offs for the nine months ended December 31, 1996 amounted to $59,000. The ratio of non-performing loans to total loans was 3.70% at December 31, 1996 compared to 3.89% at September 30, 1996 and 3.15% at March 31, 1996. The ratio of non-performing assets to total assets was 1.90% at December 31, 1996 compared to 2.12% at September 30, 1996 and 1.77% at March 31, 1996.

     The following table sets forth certain asset quality data at the dates indicated:

                                                                   DEC. 31,      SEPT. 30,      JUNE 30,    MARCH 31,
                                                                     1996          1996          1996          1996
                                                                    ------        ------        ------        ------
                                                                                 (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     One-to four-family                                             $  839        $  849        $  854        $  856
     Commercial property                                               124           126           126           126
                                                                    ------        ------        ------        ------
      Total                                                            963           975           980           982
                                                                    ------        ------        ------        ------
  Number of non-accrual loans                                            5             6             6             6

Accruing loans past due ninety days or more:
  Mortgage loans:
     One-to four-family                                                679           955           320           342
     Commercial property                                               451           188            --           266
  Commercial business and consumer                                       4            52            93            42
                                                                    ------        ------        ------        ------
      Total                                                          1,134         1,195           413           650
                                                                    ------        ------        ------        ------
  Number of accruing loans past due ninety days or more                  8            10             7             7

Total non-performing loans                                          $2,097        $2,170        $1,393        $1,632
                                                                    ======        ======        ======        ======
Number of non-performing loans                                          13            16            13            13

Allowance for loan losses                                           $  641        $  679        $  659        $  654
                                                                    ======        ======        ======        ======

Real estate owned, net                                              $  122        $  370        $  405        $  402
                                                                    ======        ======        ======        ======
Number of real estate owned properties                                   1             2             2             2

Ratios:
  Non-accrual loans to total loans                                    1.70%         1.75%         1.80%         1.89%
  Non-performing loans to total loans                                 3.70          3.89          2.56          3.15
  Non-performing loans and real estate owned
    to total assets                                                   1.90          2.12          1.51          1.77
  Allowance for loan losses to:
      Non-accrual loans                                              66.56         69.64         67.24         66.60
      Non-performing loans                                           30.57         31.29         47.31         40.07
      Total loans                                                     1.13          1.22          1.21          1.26

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     General. Net income for the quarter ended December 31, 1996 was 258,000, or $0.18 per share, compared to $224,000, or $0.15 per share for the same period in 1995. The increase in net income for the December 31, 1996 quarter is attributable to an increase in net interest income primarily as a result of a higher level of interest-earning assets, which was partially offset by an increase in non-interest expense. The return on average assets and return on average equity were 0.88% and 4.83%, respectively, for the three months December 31, 1996, compared to 0.80% and 3.99%, respectively, for the 1995 quarter.

     Net Interest Income. Net interest income for the quarter ended December 31, 1996 was $1.1 million, an increase of $136,000, or 13.7% from $1.0 million for the comparable quarter in the prior year. The increase is primarily due to the growth in interest-earning assets funded by deposit growth, as well as a shift in the asset mix from other earning assets (primarily federal funds sold) to higher yielding available-for-sale securities. The Company's average interest rate spread and net interest margin increased to 3.05% and 3.97%, respectively, for the quarter ended December 31, 1996, compared to 2.67% and 3.66%, respectively, for the quarter ended December 31, 1995. The increases in the average interest rate spread and net interest margin in the current period primarily reflect lower liability costs resulting from a lower interest rate environment.

     Interest Income. Interest income, which amounted to $2.2 million for the quarter ended December 31, 1996, increased $135,000, or 6.7%, compared to the quarter ended December 31, 1995. This increase is primarily due to a $5.3 million increase in average interest-earning assets resulting from the investment of funds from deposit growth. The increase in average interest-earning assets reflects growth in the average loan portfolio of $4.8 million and a $15.0 million increase in the average securities portfolio. These increases were partially offset by a decline of $14.5 million in the average balance of other earning assets (primarily federal funds sold). During the quarter ended December 31, 1995, the proceeds from the Registrant's initial public stock offering were primarily invested in federal funds sold which generally have lower yields than securities and loans. The average yield on interest-earning assets for the quarter ended December 31, 1996 increased to 7.56% from 7.44% for the comparable period in 1995, reflecting the positive effect of the shift from federal funds sold to higher yielding securities partially offset by the effect of a lower interest rate environment in the current period.

     Interest Expense. Interest expense for the quarter ended December 31, 1996 of $1.0 million was the same as the 1995 quarter, despite a $4.7 million increase in the average balance of interest-bearing liabilities (primarily certificates of deposit). The deposit growth is consistent with management's strategy to increase retail deposits. As a result of a lower interest rate environment, the average cost of funds declined to 4.51% for the current three month period, from 4.76% in the comparable 1995 period.

     Provision for Loan Losses. The provision for loan losses was $20,000 for the quarter ended December 31, 1996, compared to $25,000 for the quarter ended December 31, 1995. The provision reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered in this evaluation include the Company's previous loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the level and composition of non-performing loans and their collateral, and current economic conditions. During the quarter ended December 31, 1996 charge-offs amounted to $58,000. Non-performing loans at December 31, 1996 decreased to $2.1 million from $2.2 million for the previous quarter. As a result, the allowance for loan losses decreased to $641,000 at December 31, 1996 from $679,000 at September 30, 1996. See "Asset Quality."

      Non-Interest Income. Non-interest income was $31,000 and $32,000 for the three months ended December 31, 1996 and 1995, respectively.

      Non-Interest Expense. Non-interest expense totaled $708,000 for the quarter ended December 31, 1996, reflecting an increase of $83,000 from the 1995 quarter. This increase was primarily due to a $55,000 increase in compensation and benefits as well as an increase in other non-interest expense of $30,000. The increase in compensation and benefits primarily reflects the increased expense recognized for the deferred compensation plan for directors; expense associated with the ESOP due to the higher fair value of the Company's common stock; recognition of expense in the current quarter for a portion of the shares awarded under the management recognition and retention plans; and merit and performance-based increases for certain staff members. The increase in other non-interest expense is primarily due to increased costs associated with operations as a public company, as well as increased advertising costs resulting from management's strategy to increase retail deposits.

   Income Taxes. Income tax expense amounted to $175,000 for the quarter ended December 31, 1996, as compared to $152,000 for the same quarter in 1995, primarily due to the increase in pre-tax earnings.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     General. Net income for the nine months ended December 31, 1996 was $586,000, or $0.40 per share, compared to $591,000 for the same period last year. Results for the current nine-month period reflect the FDIC non-recurring special assessment of $538,000 charged to expense in the September 30, 1996 quarter. See "Impact of Recent Legislation." Additionally, non-interest expense for the nine months ended December 31, 1996, other than the special assessment, increased by $535,000 compared to the same period in 1995. These factors were substantially offset by a $746,000 increase in net interest income and a $279,000 decrease in income tax expense. The return on average assets and return on average equity were 0.67% and 3.68%, respectively, for the nine months ended December 31, 1996, compared to 0.78% and 6.32%, respectively, for the 1995 period.

     Net Interest Income. Net interest income for the nine months ended December 31, 1996 amounted to $3.4 million, as compared to $2.6 million for the same period last year. The increase reflects higher average interest-earning assets primarily attributable to the investment of stock offering proceeds throughout the nine months ended December 31, 1996, as well as earnings from the spread realized on deposit growth. The Company's ratio of average interest-earning assets to average interest-bearing liabilities increased to 125.38% for the nine months ended December 31, 1996 from 115.34% for the nine months ended December 31, 1995. The Company's average interest rate spread for the nine months ended December 31, 1996 increased to 3.06%, from 2.90% for the 1995 period, while its net interest margin increased to 3.97% for the 1996 period, from 3.53% a year earlier.

     Interest Income. Interest income amounted to $6.4 million for the nine months ended December 31, 1996, a $788,000 increase from $5.6 million for the comparable period in 1995. This increase is primarily due to a $14.1 million increase in average interest-earning assets resulting from the investment of stock offering proceeds and deposit growth. Increases in the average loan portfolio of $3.4 million and in the average securities portfolio of $18.6 million were partially offset by a decline of $7.9 million in the average balance of other earning assets (primarily federal funds sold). The average yield on interest-earning assets for the nine months ended December 31, 1996 decreased a basis point to 7.58% from 7.59% for the comparable period in 1995, primarily due to a lower interest rate environment in the current period, partially offset by the effect of the shift in the asset mix from federal funds sold to higher yielding available-for-sale securities.

    Interest Expense. Interest expense for the nine months ended December 31, 1996 amounted to $3.0 million, a slight increase of $42,000 compared to the nine months ended December 31, 1995. This increase is primarily attributable to the effect of a $4.4 million increase in average interest-bearing liabilities (primarily certificates of deposit), partially offset by a decline in the average cost of funds to 4.52% for the nine months ended December 31, 1996 from 4.69% for the comparable prior year period, resulting from a lower interest rate environment in the current period.

     Provision for Loan Losses. Based on management's ongoing evaluation of non-performing loans and the adequacy of the allowance for loan losses, a provision for loan losses of $46,000 was recognized for the nine months ended December 31, 1996, compared to $80,000 for the 1995 period. Factors considered in this evaluation include the Company's previous loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the level and composition of non-performing loans and their collateral, and current economic conditions. The allowance for loan losses at December 31, 1996 was $641,000 as compared to $654,000 at March 31, 1996. See "Asset Quality."

     Non-Interest Income. Non-interest income was $105,000 and $96,000 for the nine months ended December 31, 1996 and 1995, respectively. The increase in non-interest income reflects an $11,000 gain recognized on sales of available-for-sale securities during the nine months ended December 31, 1996. There were no sales of securities in the comparable 1995 period.

     Non-Interest Expense. Non-interest expense amounted to $2.7 million for the nine months ended December 31, 1996, as compared to $1.6 million for the comparable 1995 period. The $1.1 million increase is primarily due to the $538,000 (pretax) FDIC special assessment in the current year, as well as increases in compensation and benefits of $268,000, net cost of real estate owned of $31,000 and other non-interest expense of $252,000. The increase in compensation and benefits expense reflects the increased costs associated with the deferred compensation plan for directors, as adopted in its amended form upon completion of the stock offering; expense related to the employee stock ownership plan and the directors' retirement plan which became effective at that time; current year expense related to shares awarded under the management recognition and retention plans; and increased performance-based compensation of certain staff members. Net cost of real estate owned for the nine months ended December 31, 1996 includes a provision for losses of $38,000 relating to a one-to four-family property (which property was sold in the quarter ended December 31, 1996); no such provision was necessary in the comparable period in 1995. The increase in other non-interest expense is primarily due to increased professional fees (accounting, tax and legal), printing and other costs associated with operations as a public company, as well as an increase in advertising. These costs were partially offset by a $30,000 reversal of a valuation allowance for the Company's claim receivable from Nationar, which was fully collected in June 1996.

     Income Taxes. Income tax expense amounted to $133,000 and $412,000 for the nine months ended December 31, 1996 and 1995, respectively. The amount for the current nine-month period reflects a $166,000 tax benefit due to a reduction in the Company's deferred tax liability. This reduction was made in the quarter ended September 30, 1996 due to an amendment to the New York State tax law which changed the base year for state tax bad debt reserves to December 31, 1995 and eliminated the need for a deferred tax liability previously recognized for reserves in excess of the state base year amount. Without this one-time benefit, the Company's effective tax rate would have been 41.6% for the nine months ended December 31, 1996, compared to 41.1% for the same period last year. See "Impact of Recent Legislation."

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

    The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 5.0%. At December 31, 1996 and March 31, 1996, the Bank's liquidity ratio was 9.6% and 19.0%, respectively. The decrease in the liquidity ratio is primarily due to the shift in asset mix from other earning assets (primarily federal funds sold) to available-for-sale securities. Management considers the available-for-sale securities portfolio as another source of liquidity. The levels of the Company's short-term liquid assets are dependent on the Company's operating, financing and investing activities during any given period.

    The Company's cash flows are derived from operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest income received and interest expense paid. Net cash flows from investing activities consist primarily of loan originations and payments (including amortization of principal and prepayments) and the purchase, maturity and sale of securities, including mortgage-backed securities. Financing activity cash flows are generated primarily from deposit activity. The Company has other sources of liquidity if a need for additional funds arises, including borrowing capacity from the FHLB of New York of up to 25% of the Bank's assets, which amounts to $28.4 million at December 31, 1996, and the ability to engage in capital transactions such as a stock offering. At December 31, 1996, there were no borrowings from the FHLB of New York, as short-term borrowings of $5.0 million were repaid during the current quarter. The utilization of particular sources of funds depends on comparative costs and availability.

     At December 31, 1996, the Company had outstanding loan commitments of $1.9 million, undisbursed construction loans in process of $392,000 and unadvanced commercial lines of credit of $215,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1996 totaled $47.7 million. Based upon the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     The main sources of liquidity for the Registrant are net proceeds from the sale of stock and dividends from the Bank. The main cash outflows are payments of dividends to shareholders and any repurchases of the Registrant's common stock. On April 29, 1996, the Registrant received approval from the OTS to repurchase up to 5% of its outstanding common stock. On August 12, 1996, the Registrant completed this repurchase program with 81,000 shares purchased for the Company's treasury at an aggregate cost of $995,000, or $12.28 per share. In addition, on November 26, 1996 the Registrant received approval from the OTS to repurchase an additional 5% (76,953 shares) of its outstanding stock. To date no shares have been purchased under the second repurchase program.

      On July 10, 1996, the shareholders approved the RRP and Stock Option Plans for Officers and Employees and Outside Directors. Of the 64,800 shares approved under the RRP, 52,840 shares (which vest ratably over five years from the date of the grant) have been awarded to date. Through December 31, 1996 50,000 shares have been purchased by the trustee for the RRP at an aggregate cost of $672,000, or $13.44 per share, for purposes of these awards. To date, 121,500 of the 162,000 options approved under the Company's Stock Option Plans have been granted at an exercise price of $11.625 per share, none of which are vested.

     The OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. At December 31, 1996, the Bank satisfied these minimum capital standards and was classified as a "well capitalized" institution.

     The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1996:

                                                    PERCENT OF
                                  AMOUNT             ASSETS(1)
                                ---------           --------
                                    (DOLLARS IN THOUSANDS)


GAAP capital                    $  16,331              14.36%
                                =========           ========

Tangible capital:
  Capital level (2)             $  16,482              14.50%
  Requirement                       1,706               1.50
                                ---------           --------
  Excess                        $  14,776              13.00%
                                =========           ========

Core capital:
  Capital level (2)             $  16,482              14.50%
  Requirement                       3,411               3.00
                                ---------           --------
  Excess                        $  13,071              11.50%
                                =========           ========

Risk-based capital:
  Capital level (2)             $  17,043              37.98%
  Requirement                       3,590               8.00
                                ---------           --------
  Excess                        $  13,453              29.98%
                                =========           ========






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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.    OTHER INFORMATION.

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

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

                                             Tappan Zee Financial, Inc.



Dated:  February 14, 1997           By:  /s/ Stephen C. Byelick
                                        ----------------------------------------
                                           Stephen C. Byelick
                                           President and Chief Executive Officer



Dated:  February 14, 1997           By:  /s/ Harry G. Murphy
                                        ----------------------------------------
                                           Harry G. Murphy
                                           Vice President and Secretary
                                          (principal financial officer)

                                EXHIBIT INDEX
                                -------------

   Exhibit No.                 Description
   -----------                 -----------

      11.        Statement re: Computation of Per Share Earnings

      27. Financial Data Schedule (submitted only with filing in electronic format)