Form 10-K
period 1997-03-31
TAPPAN ZEE FINANCIAL INC
filed 1997-06-27
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1997

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

                               YES  X   NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $18,524,000 based on the closing price on the that date and a total of 1,534,062 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for fiscal 1997 are incorporated herein by reference into Item 1 of Part I and Items 5,6,7 and 8 of Part II.
(2) Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12 and 13 of Part III.

                            TAPPAN ZEE FINANCIAL, INC.


                                      PART I

                                                                                                                      Page
                                                                                                                      ----

Item 1.       Business                                                                                                   2
Item 2.       Properties                                                                                                25
Item 3.       Legal Proceedings                                                                                         25
Item 4.       Submission of Matters to a Vote of  Security Holders                                                      25


                                                          PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters                                 25
Item 6.       Selected Financial Data                                                                                   25
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                     25
Item 8.       Financial Statements and Supplementary Data                                                               26
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                      26


                                                         PART III

Item 10.      Directors and Executive Officers of the Registrant                                                        26
Item 11.      Executive Compensation                                                                                    26
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                            26
Item 13.      Certain Relationships and Related Transactions                                                            26
                                                                                                                        26


                                                          PART IV

Item 14.      Exhibits, Financial  Statement Schedules, and Reports on Form 8-K                                         27
              Signatures                                                                                                30

Explanatory Note: This Annual Report on Form 10-K contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic and market, and legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

                                     PART I
ITEM 1.    BUSINESS

GENERAL

         Tappan Zee Financial, Inc. (the "Registrant") is the unitary savings bank holding company for Tarrytowns Bank, FSB (the "Bank"), a federally chartered savings bank and wholly-owned subsidiary of the Registrant. On October 5, 1995, the Bank converted from a mutual savings bank to a stock savings bank (the " Conversion"). Collectively, the Registrant and the Bank are referred to herein as the "Company." Concurrent with the Conversion, the Registrant sold 1,620,062 shares of its common stock in a subscription and community offering at a price of $10 per share, for net proceeds of $14.9 million (the "Stock Offering").

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

         The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expense consists of compensation and benefits, occupancy expenses, federal deposit insurance costs, data processing service fees, net costs of real estate owned and other operating expenses. The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

MARKET AREA AND COMPETITION

         The Company's deposit gathering and lending markets are concentrated in the communities surrounding its office in the Village of Tarrytown located in Westchester County, New York, although the Company also lends to borrowers located in other areas of Westchester County. Westchester County borders New York City to the south, Connecticut to the east, northern New Jersey and the County of Rockland in New York to the west and the New York County of Putnam to the north. In addition to being a suburb of New York City, Westchester contains villages, towns and cities with shopping, office and industrial centers, as well as farms and rural areas. The population of Westchester County is approximately 885,000. The population of the Village of Tarrytown exceeds 10,000, with a median household income of approximately $45,000.

         Some of the nation's major corporations have Westchester operations, including IBM Corporation, Texaco Inc., AT&T, NYNEX, PepsiCo, Inc., Readers Digest, Inc., Tambrands, Inc., Kraft General Foods, Inc., Metro-North Commuter Railroad Company and Consolidated Edison of New York, Inc. Many other industrial, insurance, educational, financial and health service corporations employ significant numbers of local residents and also serve to meet the educational, cultural and social needs of the area. The labor force contains larger percentages of professional, technical and clerical workers than New York State as a whole. However, many companies have downsized their operations and staff sizes in the last few years. For example, in June 1996 General Motors closed its plant located in the Village of North Tarrytown, which employed approximately 2,100 people. Many of the employees who worked at the plant did not live in Tarrytown or its neighboring communities, therefore, the plant closing has not had a material adverse effect on the Company's operations. However, it is the Company's understanding that a substantial portion of North Tarrytown's tax base is attributable to the General Motors plant. It is possible that the commercial businesses and homeowners in North Tarrytown and Tarrytown (which comprise a single school district) will face higher property tax assessments due to the plant closing. This could adversely affect the ability of those commercial businesses and homeowners who are borrowers of the Company to continue to repay their outstanding loans in a timely fashion. The Company, however, is unable to determine at this time the ultimate impact of any such event.

         The Northeast region of the United States, which includes the Company's market area, was affected by the prolonged recession that occurred in the early 1990s, which resulted in a contraction of economic activity and a deterioration of the local real estate market. Since then, the local economy has shown signs of improvement. However, if another recession were to occur, and as a result the Company were to experience a significant increase in non-performing assets, it is likely that the

Company's future operating results would be affected by (i) significant provisions for loan losses and reduced interest income, (ii) significant provisions for real estate owned losses, and (iii) significant costs incurred in connection with managing foreclosed properties and collection efforts on delinquent loans.

         The Company faces substantial competition for both the deposits it accepts and the loans it makes. Westchester County has a high density of financial institutions, including branch offices of major commercial banks, all of which compete with the Company to varying degrees. The Village of Tarrytown has full-service branch offices of the following commercial banks: First Union National Bank, Chase Bank, Fleet Bank, Bank of New York and Union State Bank. The Company also encounters significant competition for deposits from commercial banks, savings banks and savings and loan associations located in Westchester County, as well as short-term money market securities, money market mutual funds, and corporate and government securities. Due to the size of the Company relative to its competitors, the Company offers a more limited product line than many competitors, with an emphasis on product delivery and customer service rather than a very broad product line. The Company competes for deposits by offering a variety of customer services and deposit accounts at generally competitive interest rates. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, brokers and other institutional lenders. The Company competes for loans primarily by emphasizing the quality of its loan services and by charging loan fees and interest rates that are generally competitive within its market area. Changes in the demand for loans relative to the availability of credit may affect the level of competition from financial institutions which may be more willing than the Company or its competitors to make credit available but which have not generally engaged in lending activities in the Company's market area in the past. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

         Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At March 31, 1997, the Company had total net loans outstanding of $55.1 million (gross loans of $56.3 million less the allowance for loan losses, unearned discounts and net deferred loan fees). A total of $44.0 million, or 79.8% of net loans, were one- to four-family, residential mortgage loans. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                                 AT MARCH 31,
                                         -------------------------------------------------------------
                                                     1997                          1996
                                         ----------------------------   ---------------------------
                                                            PERCENT                       PERCENT
                                           AMOUNT           OF TOTAL      AMOUNT          OF TOTAL
                                           ------           --------      ------          --------
Mortgage loans:
  One- to four-family                   $ 43,958           79.76%        $ 38,762         75.75%
  Multi-family                             2,289            4.15            3,287          6.42
  Commercial                               3,910            7.09            3,561          6.96
  Construction,net                         1,719            3.12            2,462          4.81
  Net deferred loan fees                    (279)          (0.51)            (284)        (0.55)
                                        --------           -----         --------         -----
       Total mortgage loans               51,597           93.61           47,788         93.39

Commercial loans:
  Commercial business loans, net           2,831            5.14            2,727          5.33
  Net deferred loan fees                      (1)             --               (1)           --
                                        --------           -----         --------         -----
       Total commercial loans              2,830            5.14            2,726          5.33

Consumer loans:
  Automobile loans                           781            1.42              724          1.41
  Other consumer loans                       797            1.45              821          1.60
  Unearned discounts                        (239)          (0.43)            (235)        (0.46)
  Net deferred loan costs                      4            0.01                4          0.01
                                        --------           -----         --------         -----
       Total consumer loans                1,343            2.45            1,314          2.56

Allowance for loan losses                   (660)          (1.20)            (654)        (1.28)
                                        --------           -----         --------         -----
       Total loans, net                 $ 55,110          100.00%        $ 51,174        100.00%
                                        ========           =====         ========         =====

                                                                         AT   MARCH 31,
                                        --------------------------------------------------------------------------------
                                                        1995                         1994                        1993
                                        --------------------------   --------------------------  -----------------------
                                                         PERCENT                     PERCENT                    PERCENT
                                          AMOUNT         OF TOTAL      AMOUNT        OF TOTAL      AMOUNT       OF TOTAL
                                          ------         --------      ------        --------      ------       --------
                                                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
  One- to four-family                     $ 39,020         77.68%      $ 36,011       79.98%        $ 35,634      77.11%
  Multi-family                               3,443          6.85          2,649        5.88            2,757       5.97
  Commercial                                 4,019          8.00          2,965        6.59            2,958       6.40
  Construction,net                           1,115          2.22            824        1.83            1,462       3.16
  Net deferred loan fees                      (324)        (0.64)          (278)      (0.62)            (237)     (0.51)
                                          --------         -----       --------       -----         --------      -----
       Total mortgage loans                 47,273         94.11         42,171       93.66           42,574      92.13

Commercial loans:
  Commercial business loans, net             2,415          4.81          2,211        4.91            2,878       6.23
  Net deferred loan fees                        (1)           --             (1)         --               --         --
                                          --------         -----       --------       -----         --------      -----
       Total commercial loans                2,414          4.81          2,210        4.91            2,878       6.23

Consumer loans:
  Automobile loans                             603          1.20            415        0.92              501       1.08
  Other consumer loans                         789          1.57          1,003        2.23              994       2.15
  Unearned discounts                          (199)        (0.40)          (236)      (0.52)            (258)     (0.56)
  Net deferred loan costs                        3          0.01              3          --                4       0.01
                                          --------         -----       --------       -----         --------      -----
       Total consumer loans                  1,196          2.38          1,185        2.63            1,241       2.68

Allowance for loan losses                     (650)        (1.30)          (540)      (1.20)            (482)     (1.04)
                                          --------         -----       --------       -----         --------      -----
       Total loans, net                   $ 50,233        100.00%      $ 45,026      100.00%        $ 46,211     100.00%
                                          ========         =====       ========       =====         ========      =====

         The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), and legislative tax policies.

              Loan Maturity. The following table shows the contractual maturity of the Company's gross loans at March 31, 1997. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment dates and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $7.9 million, $8.2 million and $9.5 million for the years ended March 31, 1997, 1996 and 1995, respectively.

                                                                          AT MARCH 31, 1997
                                               ----------------------------------------------------------------
                                               ONE-TO FOUR-      MULTI-                  COMMERCIAL
                                                 FAMILY          FAMILY         MORTGAGE           CONSTRUCTION
                                                 ------          ------         --------           ------------
                                                                         (IN THOUSANDS)
Contractual maturity:
    One year or less                            $ 1,058          $  485          $  441              $1,719
                                                -------          ------          ------              ------
    After one year:
       More than 1 year to 5 years                2,085           1,334           2,644                  --
       More than 5 years                         40,815             470             825                  --
                                                -------          ------          ------              ------
       Total after one year                      42,900           1,804           3,469                  --
                                                -------          ------          ------              ------

       Total amount due                         $43,958          $2,289          $3,910              $1,719
                                                =======          ======          ======              ======

                                                         AT MARCH 31, 1997
                                           ------------------------------------------
                                                  COMMERCIAL
                                           BUSINESS          CONSUMER        TOTAL
                                           --------          --------        -----
                                                         (IN THOUSANDS)
Contractual maturity:
    One year or less                       $1,571              $   81        $ 5,355
                                           ------              ------        -------
    After one year:
       More than 1 year to 5 years          1,100               1,280          8,443
       More than 5 years                      160                 217         42,487
                                           ------              ------        -------
       Total after one year                 1,260               1,497         50,930
                                           ------              ------        -------

       Total amount due                    $2,831              $1,578        $56,285
                                           ======              ======        =======

              The following table sets forth the dollar amounts in each loan category at March 31, 1997 that are contractually due after March 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                               DUE AFTER MARCH 31, 1998
                                              -----------------------------------------------------------
                                                  FIXED               ADJUSTABLE              TOTAL
                                              ----------------   ---------------------   ----------------
                                                                   (IN THOUSANDS)
    Mortgage loans (1):
       One-to four-family                         $30,541             $  12,359              $42,900
       Multi-family                                 1,601                   203                1,804
       Commercial                                   3,227                   242                3,469
    Commercial business loans                         935                   325                1,260
    Consumer loans                                  1,497                    --                1,497
                                                  --------            ----------             --------
         Total                                    $37,801             $  13,129              $50,930
                                                  ========            ==========             ========

(1) There are no construction loans that are contractually due after March 31, 1998.

         Origination, Purchase, Sale and Servicing of Loans. The Company's lending activities are conducted through its office. The Company originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Loan originations are generally obtained from existing or past customers and members of the local communities. The Company's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. During the fiscal year ended March 31, 1997, the Company experienced an increase in fixed-rate mortgage loan originations, as compared to originations of adjustable-rate mortgage loans. The Company currently holds for its portfolio all loans it originates and, from time to time, may purchase participations in mortgage loans originated by other institutions. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Company's underwriting policies, such as the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. The Company has no current plans to sell loans it originates in the future, but continually reviews the merits of adopting such a program to increase liquidity or reduce interest rate risk. The Company does not service loans for others and has no current plans to begin such activities.

         The following table sets forth the Company's loan originations, repayments and other portfolio activity for the periods indicated.

                                                                      FOR THE YEAR ENDED MARCH 31,
                                                       ---------------------------------------------------------
                                                            1997                1996                1995
                                                            ----                ----                ----
                                                                           (IN THOUSANDS)
Unpaid principal balances at beginning of year            $ 53,102             $ 52,239             $ 46,160
  Loans originated:
    Mortgage loans:
        One- to four-family                                  6,740                4,125                8,201
        Multi-family                                            --                  150                1,399
        Commercial                                           1,085                   --                1,257
        Construction                                         1,475                2,580                2,280
    Commercial business                                      1,799                1,471                2,289
    Consumer                                                   790                  967                  732
                                                          --------             --------             --------
      Total loans originated                                11,889                9,293               16,158
                                                          --------             --------             --------

  Principal repayments                                      (7,942)              (8,233)              (9,462)
  Charge-offs                                                  (63)                 (86)                 (63)
  Transfers to real estate owned                                --                 (111)                (554)
                                                          --------             --------             --------
Unpaid principal balances at end of year                    56,986               53,102               52,239

Less:
   Construction loans in process                              (686)                (738)                (815)
   Unearned discounts                                         (239)                (235)                (199)
   Unused lines of credit                                      (15)                 (20)                 (20)
   Allowance for loan losses                                  (660)                (654)                (650)
   Net deferred loan fees                                     (276)                (281)                (322)
                                                          --------             --------             --------
Net loans at end of year                                  $ 55,110             $ 51,174             $ 50,233
                                                          ========             ========             ========

         One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to thirty years, which are secured by one- to four-family residences. Substantially all such loans are secured by owner-occupied properties located in Westchester County, New York. At March 31, 1997, $44.0 million, or 79.8% of the Company's net loans outstanding, were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 71.8%, or $31.6 million, were fixed-rate loans and 28.2%, or $12.4 million, were adjustable-rate loans. The interest rates for the majority of the Company's adjustable-rate mortgage loans are indexed to the yield on one-year U.S. Treasury securities. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either every one, three or five years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Company's policy to underwrite its adjustable-rate mortgage loans based on the fully-indexed rate. The Company currently has no mortgage loans that are subject to negative amortization.

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

         Multi-Family Mortgage Lending. The Company originates multi-family mortgage loans generally secured by five- to ten-unit apartment buildings located in the Company's market area. In reaching its decision on whether to make a multi-family loan, the Company considers the qualifications of the borrower as well as the underlying property. Some of the factors considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of the property's net cash flow to debt service requirements); and the ratio of loan amount to appraised value. When evaluating the qualifications of the borrower for a multi-family mortgage loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and the Company's lending experience with the borrower. The Company requires that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is also required to provide evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

         Pursuant to the Company's underwriting policies, a multi-family mortgage loan may only be made in an amount up to the lesser of (i) 75% of the appraised value of the underlying property or (ii) the Company's current loans-to-one borrower limit. See "Regulation -- Regulation of Federal Savings Association -- Loans to One Borrower." Subsequent declines in the real estate values in the Company's primary market area have resulted in an increase in the loan-to-value ratios on certain multi-family mortgage loans. The Company's multi-family mortgage loans are generally fixed-rate loans and may be made with terms up to fifteen years, generally with a five-year balloon maturity and a fifteen-year amortization schedule. The Company's multi-family mortgage loan portfolio at March 31, 1997 was approximately $2.3 million, or 4.2% of net loans outstanding. The Company's largest multi-family mortgage loan at March 31, 1997 had an outstanding balance of $267,000 and is secured by a five-unit apartment house.

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

         Commercial Real Estate Mortgage Lending. The Company originates commercial real estate mortgage loans that are generally secured by a combination of residential and retail facilities and, to a lesser extent, properties used for business purposes, such as small office buildings, located in the Company's market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property or (ii) the Company's current loans-to-one borrower limit. These loans are generally fixed-rate loans and may be made with terms up to fifteen years, generally with a five-year balloon maturity and a fifteen-year amortization schedule. The Company's underwriting standards and procedures for these loans are similar to those applicable to its multi-family mortgage loans, whereby the Company considers factors such as the net operating income of the property and the borrower's expertise, credit history and profitability. At March 31, 1997, the Company's commercial real estate mortgage portfolio was $3.9 million, or 7.1% of net loans outstanding. The largest commercial real estate loan in the Company's portfolio at March 31, 1997 was $559,000 and is secured by a light industrial office and warehouse.

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

         Construction Lending. The Company originates loans for the acquisition and development of property to contractors and individuals in its market area. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties, multi-family properties and other properties. These loans are all fixed-rate loans with maturities of one year or less. The Company's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences and multi-family properties, and up to 75% of the appraised value of other types of properties. All construction loans are subject to the Company's loans-to-one borrower limit. If the borrower is a corporation, the Company generally requires personal guarantees and a permanent loan commitment from another lender if the Company will not be making the permanent loan. Loan proceeds are disbursed in increments, subject to inspection by Company inspectors as construction progresses. Subject to the Company's limitation on loans-to-one borrower, during favorable economic conditions, the Company will consider making up to two residential construction loans to one borrower. If economic conditions are not favorable, the Company will not make construction loans, unless there is a confirmed permanent mortgage takeout or the Company has approved the borrower for permanent financing. At March 31, 1997, the Company had $1.7 million (net of undisbursed loan funds of $686,000) of construction loans which amounted to 3.1% of the Company's net loans outstanding. The largest construction loan in the Company's portfolio at March 31, 1997 was $500,000 (all of which had been disbursed) and is secured by retail commercial property.

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

         Commercial Business Lending. The Company also offers limited types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Company's market area. These loans include time and demand loans, term loans and lines of credit. At March 31, 1997, the Company's commercial business loan portfolio amounted to $2.8 million, or 5.1% of net loans outstanding. The largest commercial business loan outstanding at March 31, 1997 was a $325,000 loan secured by marketable securities.

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

         Similar to construction loans and commercial mortgage loans, commercial business loans generally carry greater credit risks than residential mortgage loans because their repayment is more dependent on (i) the underlying financial condition of the borrower, (ii) the value of any property or the cash flow from any property securing the loan or the business being financed, and (iii) general and local economic conditions.

         Consumer Lending. The Company offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans and personal loans. The Company's consumer loans have original maturities of not more than five years, with the exception that home improvement loans may have original maturities of up to ten years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. Consumer loan applications are reviewed and approved in conformance with standards approved by the Company's Board of Directors. At March 31, 1997, the Company's consumer loan portfolio totaled $1.3 million, or 2.5% of net loans outstanding.

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

         Non-performing loans amounted to $1.66 million at March 31, 1997, as compared to $1.63 million at March 31, 1996, representing 13 loans at both dates. The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

                                                      MARCH 31, 1997
                              --------------------------------------------------------------
                                        60-89 DAYS                       90 DAYS OR MORE
                              ----------------------------         -------------------------
                                   NUMBER        PRINCIPAL          NUMBER         PRINCIPAL
                                  OF LOANS        BALANCE          OF LOANS         BALANCE
                                  --------        -------          --------         -------
                                                  (Dollars in thousands)
Mortgage loans:
   One- to four-family               5             $  890              8             $1,355
   Multi-family                      1                143             --                 --
   Commercial                        -                 --              2                195
   Construction                      1                500              1                100
Commercial business loans            -                 --             --                 --
Consumer loans                       -                 --              2                  8
                                     =             ======             ==             ======
    Total                            7             $1,533             13             $1,658
                                     =             ======             ==             ======

                                     0.98%           2.75%            1.83%            2.97%
                                     ====          ======             ====           ======

                                                  MARCH 31, 1996
                              ------------------------------------------------------
                                      60-89 DAYS                 90 DAYS OR MORE
                              -------------------------       ----------------------
                               NUMBER         PRINCIPAL         NUMBER     PRINCIPAL
                              OF LOANS         BALANCE         OF LOANS     BALANCE
                              --------         -------         --------     -------
                                             (Dollars in thousands)
Mortgage loans:
   One- to four-family           2             $286              8         $1,198
   Multi-family                  1              266             --             --
   Commercial                    1              144              2            392
   Construction                  -               --             --             --
Commercial business loans        -               --              1             40
Consumer loans                   1                4              2              2
                                 =             ====             ==         ======
    Total                        5             $700             13         $1,632
                                 =             ====             ==         ======

                                 0.71%         1.35%            1.84%        3.15%
                                 ====          ====             ====       ======

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

         Real Estate Owned. Property acquired by the Company as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO") and is initially recorded fair value, less estimated sales costs, with any resulting writedown charged to the allowance for loan losses. Thereafter, an allowance for losses on REO is established for any further declines in fair value less estimated sales costs. The Company obtains an appraisal on a REO property as soon as practicable after it takes possession of the real property. The Company will generally reassess the value of REO at least annually thereafter. At March 31, 1997, REO amounted to $122,000 and related to one single-family residence.

         See page 10 of the 1997 Annual Report to Shareholders (the "1997 Annual Report") herein incorporated by reference, for further information regarding non-accrual loans, other past due loans and real estate owned.

         Classified Assets. Federal regulations require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the Office of Thrift Supervision ("OTS") internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

         The Bank's Internal Auditor reviews and classifies the Bank's assets monthly and reports the results to the Examining and Audit Committee of the Board of Directors on a monthly basis. The Examining and Audit Committee then reviews the report of the Internal Auditor and reports the results of its review to the Board of Directors. Assets are classified in accordance with the management guidelines described above. At March 31, 1997, the Bank had $1.8 million of assets classified as Substandard ($1.7 million of non-performing loans and $122,000 of REO) and no assets classified as Special Mention, Doubtful or Loss. As of March 31, 1997, loans classified as Substandard included six loans totaling $1.0 million secured by one- to four-family, owner-occupied residences. These loans are classified as Substandard due to delinquencies or other identifiable weaknesses.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, historical loan loss experience, and the Company's underwriting policies. At March 31, 1997, the Company's allowance for loan losses was $660,000, or 1.2% of total loans and 39.8% of non-performing loans, as compared to $654,000, or 1.3% of total loans and 40.1% of non-performing loans, at March 31,

1996. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. The OTS, as an integral part of its examination process, periodically reviews the Company's allowance for loan losses. The OTS may require the Company to establish additional allowances, based on its judgments of the information available at the time of the examination. See page 11 of the 1997 Annual Report for the activity in the Company's allowance for loan losses.

         The following table sets forth the Company's allowance for loan losses allocated by loan category, the percent of the allocated allowances to the total allowance, and the percent of loans in each category to total loans at the dates indicated.

                                                         MORTGAGE LOANS
                                 ---------------------------------------------------------------
                                 ONE- TO
                                  FOUR-            MULTI-             COM-              CON-
                                  FAMILY           FAMILY            MERCIAL           STRUCTION
                                  ------           ------            -------           ---------
                                                      (DOLLARS IN THOUSANDS)

AT MARCH 31, 1997
Allowance amount                     $211             $ 9             $49                  $ 29
Percent of allowance to
  total allowance                      32%              1%              8%                    4%
Percent of loans in each
  category to total loans              78%              4%              7%                    4%


AT MARCH 31, 1996
Allowance amount                     $184             $13             $56                  $ 32
Percent of allowance to
  total allowance                      28%              2%              9%                    5%
Percent of loans in each
  category to total loans              75%              6%              7%                    5%


AT MARCH 31, 1995
Allowance amount                     $204             $68             $66                  $ 19
Percent of allowance to
  total allowance                      31%             11%             10%                    3%
Percent of loans in each
  category to total loans              76%              7%              8%                    2%


AT MARCH 31, 1994
Allowance amount                     $128             $12             $32                  $173
Percent of allowance to
  total allowance                      24%              2%              6%                   32%
Percent of loans in each
  category to total loans              79%              6%              6%                    2%


AT MARCH 31, 1993
Allowance amount                     $112             $27             $30                  $ 85
Percent of allowance to
  total allowance                      23%              6%              6%                   18%
Percent of loans in each
  category to total loans              76%              6%              6%                    3%


                                COMMERCIAL
                                 BUSINESS         CONSUMER         UN-
                                  LOANS             LOANS          ALLOCATED         TOTAL
                                  -----             -----          ---------         -----
                                                   (DOLLARS IN THOUSANDS)

AT MARCH 31, 1997
Allowance amount                     $28             $17             $317             $660
Percent of allowance to
  total allowance                      4%              3%              48%             100%
Percent of loans in each
  category to total loans              5%              2%              - %             100%


AT MARCH 31, 1996
Allowance amount                     $29             $15             $325             $654
Percent of allowance to
  total allowance                      4%              2%              50%             100%
Percent of loans in each
  category to total loans              5%              2%              - %             100%


AT MARCH 31, 1995
Allowance amount                     $24             $15             $254             $650
Percent of allowance to
  total allowance                      4%              2%              39%             100%
Percent of loans in each
  category to total loans              5%              2%              - %             100%


AT MARCH 31, 1994
Allowance amount                     $24             $14             $157             $540
Percent of allowance to
  total allowance                      4%              3%              29%             100%
Percent of loans in each
  category to total loans              5%              2%              - %             100%


AT MARCH 31, 1993
Allowance amount                     $54             $16             $158             $482
Percent of allowance to
  total allowance                     11%              3%              33%             100%
Percent of loans in each
  category to total loans              6%              3%              - %             100%

INVESTMENT ACTIVITIES

         Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is based upon the Company's asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The investment policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Company's asset/liability structure. The Company's investment goal has been to invest available funds in highly liquid instruments that have adjustable and fixed rates and that generally, at the time of purchase, do not exceed an average life of eight years with respect to collateralized mortgage obligations ("CMOs") and eleven years with respect to other mortgage-backed securities, or that meet specific requirements of the Company's asset/liability goals. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. At March 31, 1997, the Company's securities portfolio amounted to $55.1 million (amortized cost) with an estimated weighted average remaining life of 4.0 years.

         The Company's investment policy permits it to invest in U.S. government obligations; certain securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and the Government National Mortgage Association ("GNMA"); certificates of deposit of insured banks and savings associations; federal funds; and investment grade corporate debt securities (typically issued by municipalities and utility companies) and commercial paper.

         The Company's investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. The Company generally purchases only short-and medium-term classes of CMOs guaranteed by FNMA or FHLMC. A substantial portion of the Company's CMOs have consisted of real estate mortgage investment conduits ("REMICs").

         Thrift Bulletin Number 52, the OTS Policy Statement on securities portfolio policies and unsuitable investment practices ("TB-52"), requires that institutions classify mortgage derivative products acquired, including certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At March 31, 1997, the Company did not have any CMOs that were identified as "high-risk mortgage securities." The Company has never invested in CMO residual interests or in CMO tranches that met the definition of a high-risk mortgage security at the time of investment.

         Mortgage-Backed Securities. The Company invests in mortgage-backed securities to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand. At March 31, 1997, the carrying value of mortgage-backed securities totaled $39.4 million, or 32.3% of total assets. The fair value of all mortgage-backed securities totaled $38.8 million at March 31, 1997. Mortgage-backed securities held in the Company's available-for-sale portfolio are carried at fair value. Mortgage-backed securities held in the Company's held-to-maturity portfolio are carried at amortized cost. At March 31, 1997, $37.4 million of the Company's mortgage-backed securities are fixed-rate with a weighted average yield of 7.35% and an estimated weighted average remaining life of 4.82 years. The Company's adjustable-rate mortgage-backed securities at March 31, 1997 totaled $2.0 million with a weighted average yield of 7.00% and an estimated weighted average remaining life of 1.82 years. The Company's mortgage-backed securities portfolio includes CMOs with a fair value at March 31, 1997 of $9.1 million, a weighted average yield of 6.54% and a weighted average estimated remaining life of 2.91 years.

         At March 31, 1997, all securities in the Company's mortgage-backed securities portfolio were directly insured or guaranteed by GNMA, FNMA or FHLMC, thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. The Company's mortgage-backed securities portfolio had a weighted average yield of 7.33% at March 31, 1997.

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of servicing fees and the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. In general, under OTS regulations mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC and certain AAA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. See "Regulation--Regulation of Federal

Savings Association--Capital Requirements."

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

         The following table sets forth activity in the Company's mortgage-backed securities portfolio for the periods indicated.

                                                           FOR THE YEAR ENDED MARCH 31,
                                             ------------------------------------------------------
                                                  1997               1996               1995
                                             ----------------   ----------------  -----------------
                                                                (IN THOUSANDS)
Amortized cost at beginning of year                  $31,559            $23,935            $21,157
Purchases                                             22,648             14,137              5,510
Sales                                                (11,890)            (3,709)                --
Principal repayments                                  (2,985)            (2,812)            (2,733)
Premium and discount amortization, net                    25                  8                  1
                                             ----------------   ----------------  -----------------

Amortized cost at end of year                        $39,357            $31,559            $23,935
                                             ================   ================  =================

         At March 31, 1997, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's equity at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities which are fully collateralized by mortgages held by single-purpose entities and guaranteed by government-sponsored agencies.

         The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification category and by type of security, at the dates indicated:

                                                                             AT MARCH 31,
                                   ------------------------------------------------------------------------------------------------
                                                  1997                              1996                           1995
                                   ------------------------------------------------------------------------------------------------
                                       AMORTIZED           FAIR          AMORTIZED          FAIR          AMORTIZED        FAIR
                                          COST             VALUE            COST            VALUE           COST           VALUE
                                   ------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
HELD-TO-MATURITY
Mortgage-backed securities:
  CMOs                                 $    996           $   994       $  1,108          $ 1,113         $  6,177        $ 5,968
  Pass-through securities                14,078            13,881          5,129            5,249            7,688          7,648
                                   -------------    --------------  -------------    -------------   --------------   ------------
                                         15,074            14,875          6,237            6,362           13,865         13,616

Agency and other debt securities          3,049             3,014          3,199            3,234            3,199          3,031
                                   -------------    --------------  -------------    -------------   --------------   ------------
  Total                                  18,123            17,889          9,436            9,596           17,064         16,647
                                   -------------    --------------  -------------    -------------   --------------   ------------
AVAILABLE-FOR-SALE
Mortgage-backed securities:
  CMOs                                    8,329             8,116         17,651           17,555            7,773          7,487
  Pass-through securities                15,954            15,799          7,671            7,622            2,297          2,307
                                   -------------    --------------  -------------    -------------   --------------   ------------
                                         24,283            23,915         25,322           25,177           10,070          9,794
Other debt securities:
  U.S. Treasury                              --                --          6,490            6,493            1,008            983
  Agency and other                        8,029             7,814          8,616            8,530            2,610          2,517
                                   -------------    --------------  -------------    -------------   --------------   ------------
                                          8,029             7,814         15,106           15,023            3,618          3,500
Equity securities                         4,655             4,655          1,344            1,344               23             23
Net unrealized loss                        (583)               --           (228)              --             (394)            --
                                   -------------    --------------  -------------    -------------   --------------   ------------
  Total                                  36,384            36,384         41,544           41,544           13,317         13,317
                                   -------------    --------------  -------------    -------------   --------------   ------------

  Total securities, net                $ 54,507           $54,273       $ 50,980          $51,140         $ 30,381        $29,964
                                   =============    ==============  =============    =============   ==============   ============

     The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's debt securities at March 31, 1997, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                         AT MARCH 31, 1997
                                        ----------------------------------------------------
                                                        AVAILABLE-FOR-SALE
                                        ----------------------------------------------------
                                                                                   WEIGHTED
                                            AMORTIZED               FAIR            AVERAGE
                                               COST                VALUE            YIELD
                                        -------------------   -----------------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage-backed securities due:
  After one year through five years         $  1,359             $ 1,325            6.50%
  After five years through ten years             953                 947            7.48
  After ten years                             21,971              21,643            7.28
                                            --------             -------
    Total                                   $ 24,283             $23,915            7.25%
                                            ========             =======

Agency and other debt securities due:
  In one year or less                       $     --             $   --             -- %
  After one year through five years            3,454               3,397            5.89
  After five years through ten years           4,530               4,372            6.75
  After ten years                                 45                  45            5.50
                                            --------             -------
    Total                                   $  8,029             $ 7,814            6.37%
                                            ========             =======

Total due:
  In one year or less                       $    --              $   --             -- %
  After one year through five years            4,813               4,722            6.06
  After five years through ten years           5,483               5,319            6.87
  After ten years                             22,016              21,688            7.28
                                            --------             -------
    Total                                   $ 32,312             $31,729            7.03%
                                            ========             =======

                                                           AT MARCH 31, 1997
                                          -------------------------------------------------
                                                           HELD-TO-MATURITY
                                          -------------------------------------------------
                                                                                  WEIGHTED
                                              AMORTIZED              FAIR          AVERAGE
                                                 COST                VALUE         YIELD
                                          -------------------   ----------------  ---------
                                                    (DOLLARS IN THOUSANDS)
Mortgage-backed securities due:
  After one year through five years           $    671            $   661          6.46%
  After five years through ten years               864                873          7.84
  After ten years                               13,539             13,341          7.37
                                              --------            -------
    Total                                     $ 15,074            $14,875          7.35%
                                              ========            =======

Agency and other debt securities due:
  In one year or less                         $     50            $    50          7.13%
  After one year through five years                100                100          7.25
  After five years through ten years             2,700              2,660          7.19
  After ten years                                  199                204          5.75
                                              --------            --------
    Total                                     $  3,049            $ 3,014          7.10%
                                              ========            ========

Total due:
  In one year or less                         $     50            $    50          7.13%
  After one year through five years                771                761          6.56
  After five years through ten years             3,564              3,533          7.35
  After ten years                               13,738             13,545          7.34
                                              --------            -------
    Total                                     $ 18,123            $17,889          7.31%
                                              ========            =======

SOURCES OF FUNDS

         General. Deposits, loan and security repayments and prepayments, proceeds from sales of available-for-sale securities and cash flows generated from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, money market accounts and certificates of deposit. In recent years, the Company has offered certificates of deposit with maturities of up to 30 months. At March 31, 1997, the Company's core deposits (which the Company considers to consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and statement savings accounts) constituted 36.1% of total deposits, compared to 41.8% a year earlier. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas nearby its office location. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits.

         The following table presents the deposit activity of the Company for the periods indicated.

                                                    FOR THE YEAR ENDED MARCH 31,
                                   ---------------------------------------------------------------
                                          1997                 1996                  1995
                                          ----                 ----                  ----
                                                             (IN THOUSANDS)

Deposits                                $151,962              $147,679              $107,186
Withdrawals                              147,624               143,571               105,777
                                        --------              --------              --------
Net cash inflow                            4,338                 4,108                 1,409
Interest credited                          4,081                 3,987                 2,894
                                        --------              --------              --------
  Net increase in deposits              $  8,419              $  8,095              $  4,303
                                        ========              ========              ========

         At March 31, 1997, the Company had $9.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                          WEIGHTED
                                                   AMOUNT               AVERAGE RATE
                                                   ------               ------------
                                                      (DOLLAR IN THOUSANDS)
Within three months                               $ 1,655                  5.33 %
After three but within six months                   2,182                  5.64
After six but within 12 months                      2,470                  5.63
After 12 months                                     3,139                  5.65
                                                    -----
  Total                                           $ 9,446                  5.58 %
                                                  =======

         The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                                 AT MARCH 31,
                                            ------------------------------------------------------------------------------------
                                                             1997                                       1996
                                            ---------------------------------------      --------------------------------------
                                                            PERCENT        WEIGHTED                    PERCENT         WEIGHTED
                                                           OF TOTAL        AVERAGE                     OF TOTAL        AVERAGE
                                             AMOUNT        DEPOSITS         RATE          AMOUNT       DEPOSITS          RATE
                                            -------       ---------      ---------       -------      ---------        ---------
                                                                                (DOLLARS IN THOUSANDS)
Checking                                    $ 2,771            2.82%                   $   2,001           2.23%
NOW                                           3,756            3.82           2.00%        4,164           4.63             2.00%
Money market                                  3,157            3.21           2.75         3,484           3.88             2.75
Regular savings                              15,008           15.26           2.75        16,402          18.24             3.10
Statement savings                            10,757           10.94           2.92        11,563          12.86             3.20
Certificate accounts:
  Less than one year to maturity             49,026           49.86           5.72        40,448          44.99             5.68
  One to three years to maturity             13,852           14.09           5.98        11,846          13.17             6.33
                                            -------       ---------      ---------       -------      ---------        ---------
    Total certificate accounts               62,878           63.95           5.78        52,294          58.16             5.83
                                            -------       ---------      ---------       -------      ---------        ---------
    Total                                   $98,327          100.00%          4.60%      $89,908         100.00%            4.57%
                                            =======       =========      =========       =======      =========        =========

                                                           AT MARCH 31,
                                              ---------------------------------------
                                                              1995
                                              ---------------------------------------
                                                             PERCENT       WEIGHTED
                                                             OF TOTAL       AVERAGE
                                                AMOUNT       DEPOSITS        RATE
                                              -------       ---------      ---------
                                                       (DOLLARS IN THOUSANDS)
Checking                                    $   1,554            1.90%
NOW                                             4,423            5.41           2.00%
Money market                                    3,865            4.72           3.00
Regular savings                                17,940           21.93           3.25
Statement savings                              11,070           13.53           3.88
Certificate accounts:
  Less than one year to maturity               34,753           42.48           5.33
  One to three years to maturity                8,208           10.03           6.01
                                              -------       ---------      ---------
    Total certificate accounts                 42,961           52.51           5.46
                                              -------       ---------      ---------
    Total                                     $81,813          100.00%          4.35%
                                              =======       =========      =========

         Borrowings. As part of its operating strategy, the Company may obtain advances from the Federal Home Loan Bank ("FHLB") of New York as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances would be collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of March 31, 1997, the maximum amount of FHLB advances available to the Company was $13.5 million, based on the Bank's current investment in FHLB stock; the Company's total FHLB borrowing capacity (including advances), based on 25% of the Bank's assets, was $29.3 million. Although the Company historically had not used borrowings as a source of funds, during the fiscal 1997 the Company utilized short-term advances from the FHLB, the balance of which averaged $204,000 for the year. No such borrowings were outstanding at March 31, 1997.

SUBSIDIARY ACTIVITIES

         The sole subsidiary of the Registrant is the Bank. The Bank does not have any subsidiaries.

PERSONNEL

         As of March 31, 1997, the Company had 12 full-time employees and one part-time employee. The Company has experienced a very low turnover rate among its employees and, as of March 31, 1997, 11 of the Company's employees have been with the Company for more than five years. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The Registrant and the Bank report their income for tax return purposes on a calendar-year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts discussed below. The Registrant and the Bank currently file separate federal income tax returns on a calendar-year basis. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Registrant. The Bank was last audited by the IRS for its taxable year ended December 31, 1994.

         Recent Tax Legislation Regarding Tax Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less) will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of its "base year reserve," i.e., its reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

         Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

         The amount of additional taxable income created from an nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

         Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items. Only 90% of AMTI can be offset by net operating loss carryovers, of which the Company currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
 .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Maximum Tax ("AMT") is paid. Under President Clinton's fiscal year 1998 budget proposal, as submitted to Congress on February 6, 1997 ("President Clinton's Proposal"), the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008. Under Congressional legislative proposals, the AMT would be repealed for "small corporations," effective for taxable years beginning after December 31, 1997. The Company does not expect to be subject to the AMT or the environmental tax liability.

         Dividends Received Deduction and Other Matters. In any taxable period for which the Registrant owns more than 80% of the Bank's voting stock, the Registrant may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Registrant and the Bank will not file a consolidated tax return, except that if the Registrant and the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted. Under President Clinton's proposal, the 70% dividends received deduction would be reduced to 50%.

STATE TAXATION

         New York. The Bank and the Registrant are subject to New York state franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The New York state tax rate for the 1997 and 1996 calendar years was 10.53% and 10.755%, respectively (including commuter transportation and other surcharges). In general, the Registrant will not be required to pay New York state tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

         In July 1996, New York state enacted legislation to preserve the use of the percentage of taxable income bad debt deduction for thrift institutions such as the Bank. In general, the legislation provides for a deduction equal to 32% of the Bank's New York state taxable income, which is comparable to the deductions permitted under the prior tax law. The legislation also provides for a floating base year, which will allow the Bank's to switch from the percentage of taxable income method to the experience method without recapture of any reserve. Previously, the Bank had established a deferred New York state tax liability for the excess of its New York state tax bad debt reserve over the amount of its base-year reserve. Since the new legislation effectively eliminated the excess state reserve for which a deferred tax liability had been recognized, the Company reduced its deferred tax liability by $166,000, representing a state tax benefit of $252,000 less related federal taxes of $86,000.

         Generally, New York state tax law has requirements similar to federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the recent legislation, New York continues to require that the Bank maintain its thrift institution charter and hold at least 60% of its assets in specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Bank expects to continue to meet these requirements and does not anticipate engaging in any transactions which would require recapture of its base-year reserve. Accordingly, it does not maintain a deferred tax liability with respect to such reserve. The Bank's unrecognized deferred state taxes (net of related federal taxes) were approximately $0.3 million at March 31, 1997.

         Delaware. As a Delaware holding company not earning income in Delaware, the Registrant is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                   REGULATION

GENERAL

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC'), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF') of the FDIC, and it is a member of FHLB of New York. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Registrant, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

         The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Registrant, the Bank and the operations of both.

         The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS ASSOCIATION

         Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA") and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property;
(c) a limit of 20% of an association's assets on commercial loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and
(f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 1997, the Bank's limit on loans to one borrower was $2.4 million. At March 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $626,000 and the second largest borrower had an aggregate balance of $625,000.


         QTL Test. HOLA requires a savings association to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) certain intangibles, including goodwill and credit card servicing rights, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans. At March 31, 1997, the Bank maintained 85.3% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

         A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (a) engaging in any new activity not permissible for a national bank, (b) paying dividends not permissible under national bank regulations, (c) obtaining new advances from any FHLB, and (d) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the Bank Holding Company Act of 1956, as amended. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

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

         Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         The OTS has adopted regulations to require a savings association to account for interest rate risk when determining its compliance with the risk-based capital requirement. A savings association with "above normal" interest rate risk is required, by these regulations, to deduct a portion of its total capital to account for any "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a change equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations do not require a savings association with assets of less than $300 million and a risk-based capital ratio in excess of 12% to comply with the standard reporting requirements for the interest rate risk component, unless the OTS determines otherwise, and the association may provide such selected information as the OTS determines. Currently, the Bank qualifies for this exemption from the filing requirements. The regulations also authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred implementation of the interest rate component in the computation of an institution's risk-based capital requirement.

At March 31, 1997, the Bank met each of its capital requirements. The table below presents the Bank's regulatory capital amounts and ratios as of March 31, 1997, compared to the OTS requirements at that date.

                                                  AMOUNT    ASSETS(1)
                                                  -------   ---------
                                                (DOLLARS IN THOUSANDS)

                  GAAP capital                    $16,298        13.9%
                                                  =======   =========
                  Tangible capital:
                    Capital level (2)             $16,607        14.1%
                    Requirement                     1,763         1.5
                                                  -------   ---------
                    Excess                        $14,844        12.6%
                                                  =======   =========
                  Core capital:
                    Capital level (2)             $16,607        14.1%
                    Requirement                     3,526         3.0
                                                  -------   ---------
                    Excess                        $13,081        11.1%
                                                  =======   =========
                  Total risk-based capital:
                    Capital level (2)             $17,151        39.5%
                    Requirement                     3,475         8.0
                                                  -------   ---------
                    Excess                        $13,676        31.5%
                                                  =======   =========

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

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the month ended March 31, 1997 was 13.5%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the fiscal years ended March 31, 1997, 1996 and 1995 totaled $35,000, $31,000 and $29,000, respectively.

         Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (a) in states that expressly authorize branches of savings associations located in another state and (b) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "-- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

         Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination. The OTS's CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs, and other offices. Small savings associations would be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small savings association" is defined as including associations with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1 billion, which would include the Bank.

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

         The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.


         Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1,000,000 per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the types of action that may be taken under the "prompt corrective actions," discussed below under "---Prompt Corrective Regulatory Action" to the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS and the other federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the OTS regulations authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, the federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of capitalization. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "-- Capital Requirements."

         Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." The OTS may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to the five percent of the depository institution's total assets at the time it became "undercapitalized," and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. In the event of a savings and loan holding company's bankruptcy, any commitment by the savings and loan company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and entitled to a priority of payment. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

         An undercapitalized association also becomes immediately subject to various mandatory restrictions, including restrictions on growth of assets and other forms of expansion. The OTS can also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. "Significantly undercapitalized" institutions are subject to more severe restrictions. Generally, subject to a narrow exception, FDICIA requires the OTS to appoint a receiver or conservator for a savings association that is critically undercapitalized. As of March 31, 1997, the Bank was considered "well capitalized" by the OTS.

         Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

         Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. For the first three quarters of 1996, assessment rates for SAIF-insured institutions ranged from 0.23% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses), such as the Bank, to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). In contrast, the least risky institutions insured under the Bank Insurance Fund ("BIF") paid deposit insurance assessments at the annual minimum of $2,000, and the other BIF-insured institutions paid assessments at rates that ranged from 0.03% to 0.27% of deposits.

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law to address, among other things, the disparity in the deposit insurance assessment rates imposed on BIF-insured and on SAIF-insured institutions. The Funds Act amended the FDIA in several ways to recapitalize the SAIF and to reduce the disparity in the assessment rates for the BIF and the SAIF. To recapitalize the SAIF, the Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment was based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the Funds Act. For the Bank, the special assessment on the deposits held on March 31, 1995, was $538,000 ($329,000 net of taxes).

         The Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. In view of the recapitalization of the SAIF, the FDIC reduced the annual assessment rates for SAIF-assessable deposits for periods beginning on October 1, 1996. For the last quarter of 1996, the reduced annual assessment rates ranged from 0.18% to 0.27% of deposits. Beginning with January 1, 1997, the annual assessment rates are the same for both BIF-insured and SAIF-insured institutions, with the annual assessment rates ranging from 0.0% to 0.27% of deposits. The Bank's assessment rate for deposit insurance is 0.0% of deposits for calendar 1997.

     In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions are assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The rate of assessments for the payments on the FICO bonds is currently 0.013% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

         The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and the findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of New York. The Bank was in compliance with this requirement with an investment in FHLB of New York stock at March 31, 1997, of $674,000. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended March 31, 1997, 1996 and 1995, dividends from the FHLB of New York to the Bank amounted to $37,000, $37,000 and $36,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a FRB.

HOLDING COMPANY REGULATION

         General. The Registrant is a unitary bank holding company within the meaning of the HOLA. As such, the Registrant is required to register with the OTS and is subject to OTS examination, regulation and reporting requirements. The OTS has enforcement authority over the Registrant. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

         The Registrant is required to obtain the prior approval of the OTS to acquire all, or substantially all, of the assets of another savings institution or holding company thereof. Prior OTS approval is required for the Registrant to acquire direct or indirect ownership or control of any voting securities of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA, if, after giving effect to such acquisition, the Registrant would, directly or indirectly, own or control more than 5% of any class of voting shares of such institution or company.

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

         In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization prohibit the direct or indirect acquisition without OTS approval of more than 10% of any equity security of a savings institution within three years of the savings institution's conversion to stock form. This limitation applies to acquisitions of the stock of the Registrant. Such acquisition may be disapproved if it is found, among other things, that the proposed acquisition (i) would frustrate the purposes of the provisions of the regulations regarding conversions, (ii) would be manipulative or deceptive, (iii) would subvert the fairness of the conversion, (iv) would be likely to result in injury to the savings institution,
(v) would not be consistent with economical home financing, (vi) would otherwise violate law or regulation, or (vii) would not contribute to the prudent deployment of the savings institution's conversion proceeds.

         Federal Securities Laws. The Registrant's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Registrant is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2. PROPERTIES

         The Company conducts its business through its office located in Tarrytown, New York. The property, which had a net book value of $466,000 as of March 31, 1997, was acquired in 1973. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        None.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item appears on page 1 of the 1997 Annual Report incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item appears on pages 3 through 11 of the 1997 Annual Report incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item appears on pages 12 through 34 of the 1997 Annual Report incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information required by this item appears under the captions "Election of Directors," "Nominees for Election as Director," "Continuing Directors," "Committees and Meetings of the Board of Directors of the Company" and "Executive Officers" on pages 6 through 10 and "Section 16 (a) Beneficial Ownership Reporting Compliance" on page 19 of the Registrant's Proxy Statement, previously filed with the Commission, for its Annual Meeting of Shareholders to be held on August 6, 1997 (the "1997 Proxy Statement") incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item appears under the captions "Compensation of Directors" on pages 8 through 10 and "Summary Compensation Table," "Employment Agreements," and "Benefits" on pages 11 through 18 of the 1997 Proxy Statement incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears under the captions "Principal Shareholders of the Company" on page 3 and 4, and "Stock Owned by Management" on page 5 of the 1997 Proxy Statement incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears under the caption "Transactions with Certain Related Persons" on page 19 of the 1997 Proxy Statement incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Registrant, its bank subsidiary, and the independent auditors' report thereon, are included on pages 12 through 34 of the 1997 Annual Report incorporated herein by reference.

         1. Consolidated Financial Statements:

            Balance Sheets at March 31, 1997 and 1996;

            Statements of Income for the years ended March 31, 1997, 1996 and 1995;

            Statements of Changes in Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995; Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995; and

            Notes to Consolidated Financial Statements.

         2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         3. Exhibits

     (a) The following exhibits are filed as part of this report, except as otherwise indicated.


DESIGNATION          DESCRIPTION
-----------          -----------


3.1                 Certificate of Incorporation of Tappan Zee Financial, Inc.
                    (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, No. 33-94128, filed on June 30, 1995, as amended (the "Registration Statement"))

3.2 Bylaws of Tappan Zee Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1                 Certificate of Incorporation of Tappan Zee Financial, Inc.
                    (see Exhibit 3.1 hereto)

4.2 Bylaws of Tappan Zee Financial, Inc. (see Exhibit 3.2 hereto)

4.3                 Specimen Stock Certificate (incorporated by reference to
                    Exhibit 4.3 to the Registration Statement)

10.1.0 Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Option Plan") (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"), previously filed with the Commission

10.1.1              Amendment No. 1 to the Employee Option Plan

10.1.2 Amendment No. 2 to the Employee Option Plan (incorporated by reference to Exhibit A to the 1997 Proxy Statement)

10.2.0 Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated by reference to Exhibit B to the 1996 Proxy Statement)

10.2.1              Amendment No. 1 to the Outside Director Option Plan

10.2.2 Amendment No. 2 to the Outside Director Option Plan (incorporated by reference to Exhibit B to the 1997 Proxy Statement)

10.3.0 Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated by reference to Exhibit C to the 1996 Proxy Statement)

10.3.1              Amendment No. 1 to the Employee RRP

10.3.2 Amendment No. 2 to the Employee RRP (incorporated by reference to Exhibit C to the 1997 Proxy Statement)

10.4.0 Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Director RRP") (incorporated by reference to Exhibit D to the 1996 Proxy Statement)
10.4.1              Amendment No. 1 to the Outside Director RRP

10.4.2 Amendment No. 2 to the Outside Director RRP (incorporated by reference to Exhibit D to the 1997 Proxy Statement)

10.5                Employee Stock Ownership Plan of Tappan Zee Financial, Inc.
                    and Certain Affiliates, as amended (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (the "1996 10-K"))

10.6 Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.7 to the 1996 10-K)

10.7 Tarrytowns Bank Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (Incorporated by reference to Exhibit
                    10.7 to the Registration Statement)

10.8 Retirement Plan for Board Members of Tappan Zee Financial, Inc. and Certain Affiliates, adopted effective as of October 5, 1995 (incorporated by reference to Exhibit 10.9 to the 1996 10-K)

10.09 Employment Agreement by and between Tappan Zee Financial, Inc. and Stephen C. Byelick, adopted effective as of October 5, 1995 (incorporated by reference to Exhibit 10.10 to the 1996 10-K)

10.10 Employment Agreement by and between Tappan Zee Financial, Inc. and Harry G. Murphy, adopted effective as of October 5, 1995 (incorporated by reference to Exhibit 10.11 to the 1996 10-K)

10.11 Employment Agreement by and between Tarrytowns Bank, FSB and Stephen C. Byelick, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.12 to the 1996 10-K)

10.12 Employment Agreement by and between Tarrytowns Bank, FSB and Harry G. Murphy, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.13 to the 1996 10-K)

10.13 Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.15 to the 1996 10-K)

10.14 R Employee Retention Agreement by and among Tappan Zee Fi Financial, Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.16 to the 1996 10-K)

10.15 Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Valerie Wilson, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.17 to the 1996 10-K)

10.16 Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan

10.17 Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP

10.18 Agency Agreement, by and among Tappan Zee Financial, Inc., Tarrytowns Bank FSB, and Sandler O'Neill & Partners, L.P., dated August 14, 1995 (incorporated by reference to Exhibit
                    1.2 to the Registration Statement.

11                  Statement re: Computation of Earnings Per Share

13.1                1997 Annual Report to Shareholders

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement)

27                  Financial Data Schedule (EDGAR filing only)

99.1                Proxy Statement for 1997 Annual Meeting of Shareholders

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tappan Zee Financial, Inc.



Dated:  June 23, 1997                  By: /s/Stephen C. Byelick
                                           ----------------------
                                           Stephen C. Byelick
                                           President and Chief Executive Officer



Dated:  June 23, 1997                  By: /s/Harry G. Murphy
                                           -------------------
                                           Harry G. Murphy
                                           Vice President and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title              Date
---------                                     -----              ----

/s/Marvin Levy                                 Chairman          June 23, 1997
-------------------------
Marvin Levy


/s/ Stephen C. Byelick                         Director          June 23, 1997
-------------------------
Stephen C. Byelick


/s/ John T. Cooney                             Director          June 23, 1997
-------------------------
John T. Cooney


/s/Gerald L. Logan                             Director          June 23, 1997
-------------------------
Gerald L. Logan


/s/Harry G. Murphy                             Director          June 23, 1997
-------------------------
Harry G. Murphy


/s/Kevin  J. Plunkett                          Director          June 23, 1997
-------------------------
Kevin  J. Plunkett


/s/Paul R. Wheatley                            Director          June 23, 1997
-------------------------
Paul R. Wheatley


DESIGNATION                                   DESCRIPTION                                      PAGE
-----------                                   -----------                                      ----
3.1      Certificate of Incorporation of Tappan Zee Financial, Inc.
         (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, No. 33-94128, filed on June 30, 1995, as amended (the
         "Registration Statement"))

3.2      Bylaws of Tappan Zee Financial, Inc. (incorporated by reference to
         Exhibit 3.2 to the Registration Statement)

4.1      Certificate of Incorporation of Tappan Zee Financial, Inc. (see Exhibit
         3.1 hereto)

4.2      Bylaws of Tappan Zee Financial, Inc. (see Exhibit 3.2 hereto)

4.3 Specimen Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement)

10.1.0   Tappan Zee Financial Inc. 1996 Stock Option Plan for Officers and
         Employees ("Employee Option Plan") (incorporated by reference to
         Exhibit A to the Registrant's Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders (the "1996 Proxy
         Statement"), previously filed with the Commission

10.1.1   Amendment No. 1 to the Employee Option Plan ...........................

10.1.2 Amendment No. 2 to the Employee Option Plan (incorporated by reference to Exhibit A to the 1997 Proxy Statement)

10.2.0   Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors
         ("Outside Director Option Plan") (incorporated by reference to Exhibit
         B to the 1996 Proxy Statement)

10.2.1   Amendment No. 1 to the Outside Director Option Plan ...................

10.2.2 Amendment No. 2 to the Outside Director Option Plan (incorporated by reference to Exhibit B to the 1997 Proxy Statement)

10.3.0   Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for
         Officers and Employees ("Employee RRP") (incorporated by reference to
         Exhibit C to the 1996 Proxy Statement)

10.3.1   Amendment No. 1 to the Employee RRP ...................................

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                ----------------

                                    EXHIBITS
                                       to
                                   FORM 10-K

                              SEC File No. 0-26466

                                ----------------




                           TAPPAN ZEE FINANCIAL, INC.
                              Tarrytown, New York


-------------------------------------------------------------------------------

DESIGNATION                                   DESCRIPTION                                      PAGE
-----------                                   -----------                                      ----

10.3.2   Amendment No. 2 to the Employee RRP (incorporated by reference to
         Exhibit C to the 1997 Proxy Statement)

10.4.0   Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for
         Outside Directors ("Outside Director RRP") (incorporated by reference to Exhibit D to the 1996 Proxy Statement)

10.4.1   Amendment No. 1 to the Outside Director RRP...........................

10.4.2 Amendment No. 2 to the Outside Director RRP (incorporated by reference to Exhibit D to the 1997 Proxy Statement)

10.5     Employee Stock Ownership Plan of Tappan Zee Financial, Inc. and Certain
         Affiliates, as amended (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         March 31, 1996 ("the 1996 10-K"))

10.6     Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee
         Financial, Inc. and Certain Affiliates (incorporated by reference to
         Exhibit 10.7 to the 1996 10-K)

10.7     Tarrytowns Bank Deferred Compensation Plan for Directors of Tarrytowns
         Bank, FSB (incorporated by reference to Exhibit 10.7 to the Registration Statement)

10.8     Retirement Plan for Board Members of Tappan Zee Financial, Inc. and
         Certain Affiliates, adopted effective as of October 5, 1995
         (incorporated by reference to Exhibit 10.9 to the 1996 10-K)

10.9     Employment Agreement by and between Tappan Zee Financial, Inc. and
         Stephen C. Byelick, adopted effective as of October 5, 1995
         (incorporated by reference to Exhibit 10.10 to the 1996 10-K)

10.10    Employment Agreement by and between Tappan Zee Financial, Inc. and
         Harry G. Murphy, adopted effective as of October 5, 1995 (incorporated by reference to Exhibit 10.11 to the 1996 10-K)

10.11    Employment Agreement by and between Tarrytowns Bank, FSB and Stephen C.
         Byelick, adopted effective as of October 5, 1995 (incorporated by reference to Exhibit 10.12 to the 1996 10-K)


DESIGNATION                                   DESCRIPTION                                      PAGE
-----------                                   -----------                                      ----

10.12    Employment Agreement by and between Tarrytowns Bank, FSB and Harry G.
         Murphy, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.13 to the 1996 10-K)

10.13    Employee Retention Agreement by and among Tappan Zee Financial, Inc.,
         Tarrytowns Bank, FSB and Christine Vidal, effective as of October 5,
         1995 (incorporated by reference to Exhibit 10.15 to the 1996 10-K)

10.14    Employee Retention Agreement by and among Tappan Zee Financial, Inc.,
         Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October
         5, 1995 (incorporated by reference to Exhibit 10.16 to the 1996 10-K)

10.15    Employee Retention Agreement by and among Tappan Zee Financial, Inc.,
         Tarrytowns Bank, FSB and Valerie Wilson, effective as of October 5,
         1995 (incorporated by reference to Exhibit 10.17 to the 1996 10-K)

10.16    Forms of Stock Option Agreement by and between Tappan Zee Financial,
         Inc. and recipients of stock options granted pursuant to the Employee
         Option Plan and the Outside Director Option
         Plan..................................................................

10.17    Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP.....................

10.18    Agency Agreement, by and among Tappan Zee Financial, Inc., Tarrytowns
         Bank, FSB and Sandler O'Neill & Partners, L.P., dated August 14, 1995
         (incorporated by reference to Exhibit 1.2 to the Registration
         Statement)

11       Statement re: Computation of Earnings Per Share......................

13.1     1997 Annual Report to Shareholders...................................

21.1     Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Registration Statement)

27       Financial Data Schedule (EDGAR Filing only)..........................

99.1     Proxy Statement for 1997 Annual Meeting of Shareholders..............