Form 10-Q
period 1997-06-30
TAPPAN ZEE FINANCIAL INC
filed 1997-08-14
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASSES OF COMMON STOCK                              NUMBER OF SHARES OUTSTANDING, JUNE 30,1997
               $.01 Par Value                                                   1,497,062

                           TAPPAN ZEE FINANCIAL, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                                 Page
Item 1.             Financial Statements (Unaudited).

                      Consolidated Balance Sheets at                                             2
                       June 30, 1997 and March 31, 1997

                      Consolidated Statements of Income for
                       the Three Months Ended June 30, 1997 and 1996                             3

                      Consolidated Statement of Changes in Shareholders'
                       Equity for the Three Months Ended June 30, 1997                           4

                      Consolidated Statements of Cash Flows
                       for the Three Months Ended June 30, 1997 and 1996                         5

                      Notes to Consolidated Financial Statements                                 6

Item 2.             Management's Discussion and Analysis of Financial Condition and
                     Results of  Operations.                                                     7

Item 3.             Quantitative and Qualitative Disclosures about Market Risk.                  15

                           PART II - OTHER INFORMATION

Item 1.             Legal Proceedings.                                                           16

Item 2.             Changes in Securities.                                                       16

Item 3.             Defaults Upon Senior Securities.                                             16

Item 4.             Submission of  Matters to a Vote of Security Holders.                        16

Item 5.             Other Information.                                                           16

Item 6.             Exhibits and Reports on Form 8-K.                                            16

Signature Page                                       .                                           17

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

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          JUNE 30,         MARCH 31,
                                                                                                            1997             1997
                                                                                                         ---------        ---------
                                              ASSETS
Cash and due from banks                                                                                  $     696        $     912
Interest-bearing deposits                                                                                    1,310            1,438
Federal funds sold                                                                                          12,600            5,900
Securities:
    Available-for-sale, at fair value (amortized cost of $31,419  at June 30, 1997 and
        $36,967 at March 31, 1997)                                                                          31,293           36,384
    Held-to-maturity, at amortized cost (fair value of $18,282 at June 30, 1997 and
        $17,889 at March 31, 1997)                                                                          18,228           18,123
                                                                                                         ---------        ---------
        Total securities                                                                                    49,521           54,507
Loans, net:
    Mortgage loans                                                                                          52,748           51,876
    Other loans                                                                                              4,330            4,170
    Allowance for loan losses                                                                                 (671)            (660)
    Net deferred loan fees                                                                                    (285)            (276)
                                                                                                         ---------        ---------
         Total loans, net                                                                                   56,122           55,110
Federal Home Loan Bank stock                                                                                   674              674
Real estate owned, net                                                                                         122              122
Other assets                                                                                                 3,105            3,178
                                                                                                         ---------        ---------
         Total assets                                                                                    $ 124,150        $ 121,841
                                                                                                         =========        =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits                                                                                             $ 100,866        $  98,327
    Other liabilities                                                                                        2,158            2,286
                                                                                                         ---------        ---------
         Total liabilities                                                                                 103,024          100,613
                                                                                                         ---------        ---------
Shareholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
         shares authorized; none issued or outstanding)                                                         --               --
     Common stock (par value $0.01 per share; 5,000,000
         shares authorized; 1,620,062 shares issued)                                                            16               16
     Additional paid-in capital                                                                             14,966           14,942
     Common stock held by employee stock ownership plan ("ESOP")                                            (1,017)          (1,056)
     Common stock awarded under recognition and retention plans ("RRPs")                                      (493)            (524)
     Treasury stock, at cost (123,000 shares at June 30, 1997 and 86,000 shares at March 31, 1997)          (1,703)          (1,070)
     Retained earnings, substantially restricted                                                             9,433            9,269
     Net unrealized loss on available-for-sale securities, net of taxes                                        (76)            (349)
                                                                                                         ---------        ---------
         Total shareholders' equity                                                                         21,126           21,228
                                                                                                         ---------        ---------

         Total liabilities and shareholders' equity                                                      $ 124,150        $ 121,841
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

                        TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                    1997         1996
                                                                   ------       ------
Interest income:
     Mortgage loans                                                $1,098       $1,044
     Other loans                                                      101           98
     Securities                                                       894          860
     Other earning assets                                             172           86
                                                                   ------       ------
         Total interest income                                      2,265        2,088
                                                                   ------       ------
Interest expense:
      Deposits                                                      1,132        1,001
      Federal Home Loan Bank advances                                  --            3
                                                                   ------       ------
         Total interest expense                                     1,132        1,004
                                                                   ------       ------

         Net interest income                                        1,133        1,084
Provision for loan losses                                              11            6
                                                                   ------       ------
         Net interest income after provision for loan losses        1,122        1,078
                                                                   ------       ------

Non-interest income:
     Service charges and other fees                                    34           27
     Net gain on sales of available-for-sale securities                11           11
     Other                                                              5            2
                                                                   ------       ------
         Total non-interest income                                     50           40
                                                                   ------       ------

Non-interest expense:
     Compensation and benefits                                        410          364
     Occupancy and equipment                                           46           47
     Federal deposit insurance costs                                   15           49
     Data processing service fees                                      42           36
     Other                                                            201          181
                                                                   ------       ------
         Total non-interest expense                                   714          677
                                                                   ------       ------

         Income before income tax expense                             458          441
Income tax expense                                                    193          187
                                                                   ------       ------
         Net income                                                $  265       $  254
                                                                   ======       ======

Earnings per share (note 2)                                        $ 0.18       $ 0.17
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



                                                             COMMON      COMMON                               NET
                                               ADDITIONAL    STOCK       STOCK                             UNREALIZED     TOTAL
                                      COMMON    PAID-IN       HELD      AWARDED     TREASURY    RETAINED    LOSS ON    SHAREHOLDERS'
                                      STOCK     CAPITAL     BY ESOP    UNDER RRPS     STOCK     EARNINGS   SECURITIES     EQUITY
                                      -----     -------     -------    ----------     -----     --------   ----------     ------
Balance at March 31, 1997              $16      $14,942     $(1,056)     $(524)      $(1,070)   $ 9,269      $(349)      $ 21,228

    Net income                          --           --          --         --            --        265         --            265
    Dividends paid ($0.07 per share)    --           --          --         --            --       (101)        --           (101)
    Repurchase of 37,000
      treasury shares                   --           --          --         --          (633)        --         --           (633)
    Amortization of awards              --           --          --         31            --         --         --             31
    ESOP shares committed to be
       released (3,909 shares)          --           24          39         --            --         --         --             63
    Decrease in net unrealized loss
      on available-for sale
      securities, net of taxes          --           --          --         --            --         --        273            273

                                       ---      -------     -------      -----       -------    -------      -----       --------
Balance at June 30, 1997               $16      $14,966     $(1,017)     $(493)      $(1,703)   $ 9,433      $ (76)      $ 21,126
                                       ===      =======     =======      =====       =======    =======      =====       ========




See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED JUNE 30,
                                                                             ---------------------------
                                                                                1997            1996
                                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $    265        $    254
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                      11               6
     Depreciation expense                                                           14              16
     Accretion of net deferred loan fees                                            (8)            (10)
     Net increase in accrued interest receivable                                   (23)            (61)
     Net gain on sales of available-for-sale securities                            (11)            (11)
     Other adjustments, net                                                         21             (42)
                                                                              --------        --------
          Net cash provided by operating activities                                269             152
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities:
     Available-for-sale                                                         (2,000)        (15,555)
     Held-to-maturity                                                             (500)             --
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          5,040           6,375
     Held-to-maturity                                                              397             299
  Proceeds from sales of available-for-sale securities                           2,511           2,492
  Disbursements for loan originations                                           (2,263)         (3,972)
  Principal collections on loans                                                 1,248           1,397
  Other investing cash flows, net                                                   --              (4)
                                                                              --------        --------
          Net cash provided by ( used in) investing activities                   4,433          (8,968)
                                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                            2,539             (39)
  Net increase in short-term borrowings                                             --           5,500
  Repurchase of treasury stock                                                    (633)           (812)
  Dividends paid                                                                  (101)            (78)
  Net decrease in mortgage escrow funds                                           (151)           (140)
                                                                              --------        --------
          Net cash provided by financing activities                              1,654           4,431
                                                                              --------        --------

Net  increase (decrease) in cash and cash equivalents                            6,356          (4,385)

Cash and cash equivalents at beginning of period                                 8,250           8,539
                                                                              --------        --------

Cash and cash equivalents at end of period                                    $ 14,606        $  4,154
                                                                              ========        ========

Supplemental information:
  Interest paid                                                               $  1,132        $  1,004
  Income taxes paid                                                                310             355
                                                                              ========        ========


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 (1)      Basis of Presentation

     Tappan Zee Financial, Inc. (the "Registrant") is the unitary savings bank holding company for Tarrytowns Bank, FSB (the "Bank"), a federally chartered savings bank and wholly-owned subsidiary of the Registrant. On October 5, 1996, the Bank converted from a mutual savings bank to a stock savings bank (the "Conversion"). Collectively, the Registrant and the Bank are referred to herein as the "Company." Concurrent with the Conversion, the Registrant sold 1,620,062 shares of its common stock in a subscription and community offering at a price of $10 per share, for net proceeds of $14.9 million (the "Stock Offering").

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending March 31, 1998.

     Certain financial information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

 (3)       Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive

Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in equity, such as the net unrealized gain or loss on available-for-sale securities. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Among other things, SFAS No. 131 requires public companies to report (1) certain financial and descriptive information about its reportable operating segments (as defined) and (2) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for periods beginning after December 15, 1997.

     Management does not anticipate that the adoption of SFAS Nos. 130 and 131 will have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's primary market area consists of the Village of Tarrytown and its neighboring communities in Westchester County, New York with business conducted from one office located in Tarrytown, New York. The Company is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in mortgage loans secured by one- to four-family residences. The Company also invests in mortgage-backed and other securities. To a significantly lesser extent, funds are invested in multi-family, commercial real estate, construction, commercial business and consumer loans. The Registrant has no business activities other than its ownership of the Bank.

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expense consists of compensation and benefits, occupancy expenses, federal deposit insurance costs, data processing service fees and other operating expenses. The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans and securities and, to a lesser extent, proceeds from the sale of securities and advances from the Federal Home Loan Bank ("FHLB") of New York. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of these cash flows.

     The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 5.0%. At June 30, 1997 and March 31, 1997, the Company's liquidity ratio was 19.1% and 13.5%, respectively. The levels of the Company's short-term liquid assets are dependent on the Company's operating, financing and investing activities during any given period.

     The Company's cash flows are derived from operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest income received and interest expense paid. Net cash flows from investing activities consist primarily of loan originations and payments (including amortization of principal and prepayments) and the purchase, maturity and sale of securities, including mortgage-backed securities. Financing activity cash flows are generated primarily from deposit activity. The Company has other sources of liquidity if a need for additional funds arises, including borrowing capacity from the FHLB of New York of up to 25% of the Bank's assets, which amounts to $31.0 million at June 30, 1997. There were no such borrowings outstanding at June 30, 1997. The utilization of particular sources of funds depends on comparative costs and availability.

     At June 30, 1997, the Company had outstanding loan origination commitments of $2.8 million, undisbursed construction loans in process of $1.1 million and unadvanced commercial lines of credit of $15,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from June 30, 1997 totaled $51.2 million. Based upon the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     The main sources of liquidity for the Registrant are dividends from the Bank and net proceeds from the sale of stock. The main cash outflows are payments of dividends to shareholders and repurchases of the Registrant's common stock. During the quarter ended June 30, 1997, the Registrant repurchased for its treasury 37,000 shares of its common stock at a cost of $633,000. Since the Stock Offering, the Registrant has repurchased a total of 123,000 shares, representing 7.6% of the shares issued in the Stock Offering, at an aggregate cost of $1.7 million. At that date, the Registrant had OTS authorization to repurchase up to an additional 34,950 shares (approximately 2.4% of outstanding shares) prior to November 1997.

     OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio of 3% of core capital to such adjusted total assets; and a risk-based capital ratio of 8% of core and supplementary capital to total risk-weighted assets. At June 30, 1997, the Bank satisfied these minimum capital standards and was classified as a "well capitalized" institution.

     The following is a summary of the Bank's actual capital amounts and ratios as of June 30 and March 31, 1997, compared to the OTS regulatory requirements for classification as well as a well-capitalized institution and for minimum capital adequacy:

                                              FOR CLASSIFICATIONS AS      MINIMUM CAPITAL
                               BANK              WELL CAPITALIZED             ADEQUACY
                          --------------     -----------------------      ---------------
                          AMOUNT   RATIO       AMOUNT        RATIO        AMOUNT    RATIO
                          ------   -----      --------       -----        ------    -----
                                               (DOLLARS IN THOUSANDS)
June 30, 1997
-------------
Tangible capital          $16,763   13.5%      N/A            N/A          $1,862    1.5%
Tier I (core) capital      16,763   13.5       $6,206         5.0%         $3,724    3.0
Risk-based capital:
   Tier I                  16,763   36.5        2,757         6.0            N/A     N/A
   Total                   17,338   37.7        4,595        10.0           3,676    8.0

March 31, 1997
--------------
Tangible capital          $16,607   14.1%       N/A           N/A          $1,763    1.5%
Tier I (core) capital      16,607   14.1        $5,876        5.0%         $3,526    3.0
Risk-based capital:
    Tier I                 16,607   38.2         2,606        6.0            N/A     N/A
    Total                  17,151   39.5         4,344       10.0           3,475    8.0

        In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association multiplies its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. These capital requirements, which are applicable to the Bank only, do not consider additional capital held at the holding company level, and require certain adjustments to Bank's total equity to arrive at the various regulatory capital amounts.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND MARCH 31, 1997

        Total assets increased $2.3 million to $124.1 million at June 30, 1997 from $121.8 million at March 31, 1997, reflecting management's strategy of controlled growth, particularly with respect to retail deposits. Deposits, the primary source of funds for the asset growth, increased $2.6 million to $100.9 million at June 30, 1997 from $98.3 million at March 31, 1997. Asset growth was primarily in federal funds sold and the loan portfolio. The $6.7 million increase in federal funds sold was substantially offset by a $5.0 million decrease in the securities portfolio which amounted to $49.5 million at June 30, 1997, compared to $54.5 million at March 31, 1997. Net loans increased $1.0 million to $56.1 million at June 30, 1997, compared to $55.1 million at March 31, 1997, primarily due to the origination of one- to four-family mortgage loans.

     Shareholders' equity was $21.1 million at June 30, 1997, as compared to $21.2 million at March 31, 1997. The decrease primarily reflects the repurchase during the quarter of 37,000 common shares for the treasury at a cost of $633,000, substantially offset by earnings net earnings of $164,000 retained after dividends and a $273,000 decrease in the net unrealized loss on available-for-sale securities. The ratio of shareholders' equity to total assets at June 30, 1997 was 17.02%, as compared to 17.42% at March 31, 1997. The Company's tangible book value per share was $14.11 at June 30, 1997 compared to $13.84 at March 31, 1997.

ANALYSIS OF NET INTEREST INCOME

     The following table sets forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three months ended June 30, 1997 and 1996. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on month-end balances, producing results which approximate average daily balances. Interest income includes the effect of deferred fees and discounts which are considered yield adjustments.

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------------------
                                                               1997                                 1996
                                                 --------------------------------      -----------------------------------
                                                 AVERAGE                  AVERAGE      AVERAGE                     AVERAGE
                                                 BALANCE     INTEREST      RATE        BALANCE      INTEREST         RATE
                                                 -------     --------      ----        -------      --------         ----
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
    Interest-earning assets:
      Loans (1)                                 $ 56,347      $1,199       8.51%      $ 53,313       $1,142          8.57%
      Mortgage-backed securities (2)              38,761         704       7.27         37,238          638          6.85
      Other securities (2)                        11,756         190       6.46         14,503          222          6.12
      Federal funds sold                          11,477         151       5.26          3,800           55          5.79
      FHLB stock                                     674          10       5.93            561            9          6.42
      Other                                          880          11       5.00          1,753           22          5.02
                                                --------      ------                  --------       ------
        Total interest-earning assets            119,895      $2,265       7.56%       111,168       $2,088          7.51%
                                                              ======                                 ======

    Allowance for loan losses                       (665)                                 (654)
    Non-interest-earning assets                    3,649                                 3,918
                                                --------                              --------

        Total assets                            $122,879                              $114,432
                                                ========                              ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
    Interest-bearing liabilities:
      NOW and money market                      $  6,793      $   39       2.30%      $  7,016       $   41          2.34%
      Savings accounts                            25,454         179       2.81         27,718          218          3.15
      Short term FHLB borrowings                       -           -          -            241            3          4.98
      Certificate accounts and other              65,217         914       5.61         53,578          742          5.54
                                                --------      ------                  --------       ------
        Total interest-bearing liabilities        97,464      $1,132       4.65%        88,553       $1,004          4.53%
                                                              ======                                 ======

    Checking accounts                              2,598                                 1,998
    Other non-interest-bearing liabilities         1,548                                 1,833
                                                --------                              --------

        Total liabilities                        101,610                                92,384

    Shareholders' equity                          21,269                                22,048
                                                --------                              --------

        Total liabilities and
          Shareholders' equity                  $122,879                              $114,432
                                                ========                              ========

Net interest income                                           $1,133                                 $1,084
                                                              ======                                 ======

Average interest rate spread (3)                                           2.91%                                     2.98%
Net interest margin (4)                                                    3.78                                      3.90
Ratio of interest-earning assets to
  interest-bearing liabilities                    123.01%                              125.54%

(1) Balances are net of deferred loan fees, loan discounts and premiums, and loans in process. Non-accrual loans are included in the balances.

(2) Balances represent amortized cost.

(3) Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest- bearing liabilities.

(4) Net interest margin represents net interest income divided by average total interest-earning assets.

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three months ended June 30, 1997 compared to the same period in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



                                       INCREASE (DECREASE)
                                             DUE TO
                                       -------------------      NET
                                       VOLUME      RATE       CHANGE
                                       ------      ----       ------
                                               (IN THOUSANDS)
Interest-earning assets:
  Loans                                $  65       $ (8)      $  57
  Mortgage-backed securities              26         40          66
  Other securities                       (44)        12         (32)
  Federal funds sold                     101         (5)         96
  FHLB stock                               2         (1)          1
  Other                                  (11)        --         (11)
                                       -----       ----       -----
             Total                       139         38         177
                                       -----       ----       -----

Interest-bearing liabilities:
  NOW and money market accounts           (1)        (1)         (2)
  Savings accounts                       (17)       (22)        (39)
  Certificate accounts and other         163          9         172
  Short term FHLB borrowings              (3)        --          (3)
                                       -----       ----       -----
             Total                       142        (14)        128
                                       -----       ----       -----

Net change in net interest income      $  (3)      $ 52       $  49
                                       =====       ====       =====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     General. Net income for the quarter ended June 30, 1997 was $265,000, or $0.18 per share, compared with $254,000, or $0.17 per share for the comparable period in 1996. Net interest income for the three months ended June 30, 1997 increased $49,000 and non-interest expense increased $37,000 from the 1996 quarter. The return on average assets and return on average equity were 0.86% and 4.98%, respectively, for the three months ended June 30, 1997, compared to 0.89% and 4.61%, respectively, for the 1996 quarter.

     Net Interest Income. Net interest income for the three months ended June 30, 1997 amounted to $1,133,000 as compared to $1,084,000 for the same period last year. The increase is primarily due to higher average interest-earning assets, partially offset by a lower interest rate spread. The Company's average interest rate spread decreased to 2.91% for the quarter ended June 30, 1997, compared to 2.98% for the quarter ended June 30, 1996. The Company's net interest margin decreased to 3.78% for the quarter ended June 30,

1997, as compared to 3.90% for the quarter ended June 30, 1996. The decreases in spread and margin are due primarily to the increase in certificates of deposit and the lower rates realized on short-term investments, partially offset by the increased yield obtained in the securities portfolio.

     Interest Income. Interest income, which amounted to $2.3 million for the quarter ended June 30, 1997, increased $177,000, or 8.5%, compared to the quarter ended June 30, 1996. This increase is primarily due to an $8.7 million increase in average interest-earning assets funded by deposit growth. The overall increase in average interest-earning assets reflects increases of $3.0 million in the average loan portfolio and $6.9 million in other earning assets (principally federal funds sold), partially offset by a $1.2 million decrease in the average securities portfolios. The increase in interest income for the three months ended June 30, 1997 was also attributable to a slight increase in the average yield on interest-earning assets, to 7.56% from 7.51% for the same period in 1996, primarily reflecting the investment in higher yielding fixed rate mortgage-backed securities.

     Interest Expense. Interest expense for the quarter ended June 30, 1997 amounted to $1.1 million, an increase of $128,000, or 12.7%, from the quarter ended June 30, 1996. This increase is primarily attributable to an $8.9 million increase in average interest-bearing liabilities due to an increase in the average balance of certificates of deposit, offset in part by declines in average balances of NOW, money market and savings accounts. The deposit growth is consistent with management's strategy to increase retail deposits. The average cost of funds for the three months ended June 30, 1997 was 4.65% as compared to 4.53% for the 1996 quarter. Despite decreases in average rates paid on savings, NOW and money market accounts, the cost of funds increased due to higher rates being offered on certificates of deposits, coupled with the increase in the average balance of certificates of deposit.

     Provision for Loan Losses. The provision for loan losses was $11,000 for the quarter ended June 30, 1997, compared to $6,000 for the quarter ended June 30, 1996. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. The increase in the provision for loan losses reflects the increase in non-performing loans to $2.0 million at June 30, 1997 from $1.4 million a year earlier. See "--Asset Quality".

     Non-Interest Income. Non-interest income was $50,000 and $40,000 for the three months ended June 30, 1997 and 1996, respectively. The increase is primarily attributable to the increase in service charges and other fees on customers' accounts during the current quarter.

     Non-Interest Expense. Non-interest expense amounted to $714,000 for the quarter ended June 30, 1997, reflecting an increase of $37,000 from the 1996 quarter, primarily due to increases in compensation and benefits of $46,000 and other expenses of $19,000, partially offset by a reduction of $34,000 in federal deposit insurance costs. The decline in federal deposit insurance costs reflects a decline in federal deposit insurance assessment rates as a result of legislation in 1996 to recapitalize the Savings Association Insurance Fund. The increase in compensation and benefits expense reflects the costs associated with the recognition and retention plans ("RRPs") which became effective upon shareholders' approval in July 1996, coupled with increased performance-based compensation for certain staff members. The $19,000 increase in other non-interest expense for the three months ended June 30, 1997 reflects a $30,000 reversal recorded in the three months ended June 30, 1996 of a valuation allowance for the Company's claim receivable from Nationar, which was fully collected. Absent such reversal, other non-interest expense would have declined by $11,000. The ratio of non-interest expense to average assets, on an annualized basis, decreased to 2.32% for the quarter ended June 30, 1997 from 2.37% for the quarter ended June 30, 1996.

     Income Tax Expense. Income tax expense increased to $193,000 for the quarter ended June 30, 1997, from $187,000 for the 1996 quarter, reflecting the increase in pre-tax income. The effective income tax rates for the three months ended June 30, 1997 and 1996 were 42.1% and 42.4%, respectively.

ASSET QUALITY

     Non-performing loans totaled $2.0 million at June 30, 1997, an increase of $366,000 compared to $1.7 million at March 31, 1997. The increase was primarily due to the increase in accruing loans past due ninety days or more secured by one-to four-family residences and commercial property. It is the Company's general policy to stop the accrual of interest on all loans ninety days or more past due. Certain loans ninety days or more past due may continue to accrue interest based on management's evaluation of the loan, the underlying collateral and the credit worthiness of the borrower. The allowance for loan losses was $671,000 at June 30, 1997, compared to $660,000 at March 31, 1997. The ratio of non-performing loans to total loans was 3.56% at June 30, 1997 compared to 2.97% at March 31, 1997. The ratio of non-performing assets to total assets was 1.73% at June 30, 1997 compared to 1.46% at March 31, 1997.

The following table sets forth certain asset quality data at the dates indicated:

                                                                       JUNE 30,      MARCH 31,
                                                                         1997          1997
                                                                         ----          ----
                                                                       (Dollars in thousands)
NON-ACCRUAL LOANS:
  Mortgage loans:
     One-to four-family                                                 $1,352         $1,355
     Commercial property                                                   120            123
                                                                        -------        -------
      Total                                                              1,472          1,478
                                                                        -------        -------
  Number of non-accrual loans                                                9              9

ACCRUING LOANS PAST DUE NINETY DAYS OR MORE:
  Mortgage loans:
     One-to four-family                                                 $  299         $   --
     Commercial property                                                   248             72
     Construction                                                           --            100
  Commercial business and consumer                                           5              8
                                                                        -------        -------
      Total                                                                552            180
                                                                        -------        -------
  Number of accruing loans past due ninety days or more                      3              4
Total non-performing loans                                              $2,024         $1,658
                                                                        =======        =======
Number of non-performing loans                                              12             13
Allowance for loan losses                                               $  671         $  660
                                                                        =======        =======
Real estate owned, net                                                  $  122         $  122
                                                                        =======        =======
Number of real estate owned properties                                       1              1

RATIOS:
  Non-accrual loans to total loans                                        2.59%          2.65
  Non-performing loans to total loans                                     3.56           2.97
  Non-performing loans and real estate owned to total assets              1.73           1.46
  Allowance for loan losses to:
      Non-accrual loans                                                  45.58          44.65
      Non-performing loans                                               33.15          39.81
      Total loans                                                         1.18           1.18



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11. Statement re: Computation of Earnings Per Share
          27. Financial Data Schedule (submitted only with filing in electronic format)

     (b)  Reports on Form 8-K

          None.

CONFORMED

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      Tappan Zee Financial, Inc.



Dated:  August 13,  1997         By: /s/Stephen C. Byelick
                                     ------------------------------------------
                                     Stephen C. Byelick
                                     President and Chief Executive Officer



Dated:  August 13,  1997         By: /s/Harry G. Murphy
                                     ------------------------------------------
                                     Harry G. Murphy
                                     Vice President and Secretary
                                     (principal financial officer)