Form 10-K/A
period 1997-03-31
TAPPAN ZEE FINANCIAL INC
filed 1997-08-20
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K / A
                                 Amendment No. 1

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

                                             Tappan Zee Financial, Inc.



         Dated:  August 18, 1997              By: /s/ Stephen C. Byelick
                                                  -----------------------
                                                  Stephen C. Byelick
                                                  President and Chief Executive
                                                  Officer



         Dated: August 18, 1997               By: /s/ Harry G. Murphy
                                                 ---------------------------
                                                 Harry G. Murphy
                                                 Vice President and Secretary