Form 10-Q
period 1997-09-30
TAPPAN ZEE FINANCIAL INC
filed 1997-11-13
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASSES OF COMMON STOCK        NUMBER OF SHARES OUTSTANDING, SEPTEMBER 30,1997
  -----------------------        -----------------------------------------------
           $.01 Par Value                           1,488,062

                           TAPPAN ZEE FINANCIAL, INC.

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited).

                    Consolidated Balance Sheets at                             2
                      September 30, 1997 and March 31, 1997

                    Consolidated Statements of Income for the Three
                      and Six Months Ended September 30, 1997 and 1996         3

                    Consolidated Statement of Changes in Shareholders'
                      Equity for the Six Months Ended September 30, 1997       4

                    Consolidated Statements of Cash Flows
                      for the Six Months Ended September 30, 1997 and 1996     5

                    Notes to Consolidated Financial Statements                 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.                                          7


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.        19

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.                                                 19

Item 2.    Changes in Securities and Use of Proceeds.                         19

Item 3.    Defaults Upon Senior Securities.                                   19

Item 4.    Submission of  Matters to a Vote of Security Holders.              19

Item 5.    Other Information.                                                 20

Item 6.    Exhibits and Reports on Form 8-K.                                  20

Signature Page.                                                               21

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

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          SEPTEMBER 30,   MARCH 31,
                                                                                                              1997          1997
                                                                                                          -------------   ---------
                                                 ASSETS

Cash and due from banks                                                                                     $  1,132      $    912
Interest-bearing deposits                                                                                      1,194         1,438
Federal funds sold                                                                                             7,000         5,900
Securities:
    Available-for-sale, at fair value (amortized cost of $28,868  at September 30, 1997 and
        $36,967 at March 31, 1997)                                                                            28,998        36,384
    Held-to-maturity, at amortized cost (fair value of $25,715 at September 30, 1997 and
        $17,889 at March 31, 1997)                                                                            25,372        18,123
                                                                                                            --------      --------
        Total securities                                                                                      54,370        54,507
Loans, net:
    Mortgage loans                                                                                            53,932        51,876
    Other loans                                                                                                4,376         4,170
    Allowance for loan losses                                                                                   (681)         (660)
    Net deferred loan fees                                                                                      (287)         (276)
                                                                                                            --------      --------
         Total loans, net                                                                                     57,340        55,110
Federal Home Loan Bank stock                                                                                     674           674
Real estate owned, net                                                                                            --           122
Other assets                                                                                                   2,893         3,178
                                                                                                            --------      --------
         Total assets                                                                                       $124,603      $121,841
                                                                                                            ========      ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits                                                                                                $101,343      $ 98,327
    Other liabilities                                                                                          1,891         2,286
                                                                                                            --------      --------
         Total liabilities                                                                                   103,234       100,613
                                                                                                            --------      --------
Shareholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
         shares authorized; none issued or outstanding)                                                           --            --
     Common stock (par value $0.01 per share; 5,000,000
         shares authorized; 1,620,062 shares issued)                                                              16            16
     Additional paid-in capital                                                                               14,995        14,942
     Common stock held by employee stock ownership plan ("ESOP")                                                (979)       (1,056)
     Common stock awarded under recognition and retention plans ("RRPs")                                        (462)         (524)
     Treasury stock, at cost (132,000 shares at September 30, 1997 and 86,000 shares at March 31, 1997)       (1,858)       (1,070)
     Retained earnings, substantially restricted                                                               9,579         9,269
     Net unrealized gain (loss) on available-for-sale securities, net of taxes                                    78          (349)
                                                                                                            --------      --------
         Total shareholders' equity                                                                           21,369        21,228
                                                                                                            --------      --------

         Total liabilities and shareholders' equity                                                         $124,603      $121,841
                                                                                                            ========      ========

See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                 ------------------    -----------------
                                                                  1997       1996       1997       1996
                                                                 ------    --------    ------    -------
Interest income:
    Mortgage loans                                               $1,145    $ 1,081     $2,243    $ 2,125
    Other loans                                                      98        103        199        201
    Securities                                                      924        907      1,818      1,767
    Other earning assets                                            160         64        332        150
                                                                 ------    -------     ------    -------
       Total interest income                                      2,327      2,155      4,592      4,243
                                                                 ------    -------     ------    -------

Interest expense:
    Deposits                                                      1,179      1,011      2,311      2,012
    Federal Home Loan Bank advances                                  --          7         --         10
                                                                 ------    -------     ------    -------
       Total interest expense                                     1,179      1,018      2,311      2,022
                                                                 ------    -------     ------    -------

          Net interest income                                     1,148      1,137      2,281      2,221
Provision for loan losses                                            10         20         21         26
                                                                 ------    -------     ------    -------
          Net interest income after provision for loan losses     1,138      1,117      2,260      2,195
                                                                 ------    -------     ------    -------

Non-interest income:
    Service charges and other fees                                   33         32         67         59
    Net gain on sales of securities                                  11         --         22         11
    Other                                                             4          2          9          4
                                                                 ------    -------     ------    -------
          Total non-interest income                                  48         34         98         74
                                                                 ------    -------     ------    -------

Non-interest expense:
    Compensation and benefits                                       420        359        830        723
    Occupancy and equipment                                          47         48         93         95
    Federal deposit insurance:
        Special assessment                                           --        538         --        538
        Regular premium                                              15         51         30        100
    Data processing service fees                                     43         37         85         73
    Net cost of real estate owned                                     2         40          8         45
    Other                                                           239        233        434        409
                                                                 ------    -------     ------    -------
       Total non-interest expense                                   766      1,306      1,480      1,983
                                                                 ------    -------     ------    -------

         Income (loss)  before income tax expense                   420       (155)       878        286
Income tax expense (benefit)                                        176       (229)       369        (42)
                                                                 ------    -------     ------    -------
          Net income                                             $  244    $    74     $  509    $   328
                                                                 ======    =======     ======    =======

Earnings per share (note 2)                                      $ 0.17    $  0.05     $ 0.35    $  0.23
                                                                 ======    =======     ======    =======




     See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             COMMON      COMMON                             NET
                                               ADDITIONAL    STOCK        STOCK                          UNREALIZED        TOTAL
                                      COMMON    PAID-IN       HELD       AWARDED    TREASURY  RETAINED  GAIN(LOSS) ON  SHAREHOLDERS'
                                      STOCK     CAPITAL      BY ESOP   UNDER RRPS    STOCK    EARNINGS   SECURITIES       EQUITY
                                      -----     -------      -------   ----------    -----    --------   ----------       ------
Balance at March 31, 1997              $16      $14,942     $(1,056)     $(524)     $(1,070)  $9,269       $(349)        $21,228

   Net income                           --           --          --         --           --      509          --             509
   Dividends paid ($0.14 per share)     --           --          --         --           --     (199)         --            (199)
   Repurchase of 46,000
     treasury shares                    --           --          --         --         (788)      --          --            (788)
   Amortization of awards               --           --          --         62           --       --          --              62
   ESOP shares committed to be
      released (7,738 shares)           --           53          77         --           --       --          --             130
   Decrease in net unrealized loss
     on available-for sale
     securities, net of taxes           --           --          --         --           --       --         427             427

                                       ===      =======     =======      =====      =======   ======       =====         =======
Balance at September 30, 1997          $16      $14,995     $  (979)     $(462)     $(1,858)  $9,579       $  78         $21,369
                                       ===      =======     =======      =====      =======   ======       =====         =======




See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                                                      ------------------------------
                                                                             1997        1996
                                                                           -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   509     $    328
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                  21           26
     Provision for real estate owned losses                                     --           38
     Depreciation expense                                                       28           30
     Accretion of net deferred loan fees                                       (25)         (21)
     Net increase in accrued interest receivable                               (33)         (64)
     Net gain on sales of available-for-sale securities                        (22)         (11)
     Other adjustments, net                                                    202          207
                                                                           -------     --------
          Net cash provided by operating activities                            680          533
                                                                           -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities:
     Available-for-sale                                                     (2,000)     (17,985)
     Held-to-maturity                                                       (9,020)          --
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                      5,661        7,474
     Held-to-maturity                                                        1,773          803
  Proceeds from sales of available-for-sale securities                       4,443        4,487
  Disbursements for loan originations                                       (6,725)      (7,449)
  Principal collections on loans                                             4,499        3,532
  Proceeds from sales of real estate owned                                     124           --
  Other investing cash flows, net                                               (4)          (7)
                                                                           -------     --------
          Net cash provided by (used in) investing activities               (1,249)      (9,145)
                                                                           -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                   3,016        1,111
  Net increase in short-term borrowings                                         --        5,000
  Repurchase of treasury stock                                                (788)        (995)
  Dividends paid                                                              (199)        (149)
  Net decrease in mortgage escrow funds                                       (384)        (375)
                                                                           -------     --------
          Net cash provided by financing activities                          1,645        4,592
                                                                           -------     --------

Net  increase (decrease) in cash and cash equivalents                        1,076       (4,020)

Cash and cash equivalents at beginning of period                             8,250        8,539
                                                                           -------     --------

Cash and cash equivalents at end of period                                 $ 9,326     $  4,519
                                                                           =======     ========

Supplemental information:
  Interest paid                                                            $ 2,311     $  2,018
  Income taxes paid                                                            500          591
                                                                           =======     ========

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

         The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending March 31, 1998.

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

YEAR 2000 COMPLIANCE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

         The Company, working with its outside service providers, has initiated a project to ensure that its computer systems are year 2000 compliant. The Company believes that the costs associated with ensuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.

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

         The Bank is required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the Office of Thrift Supervision ("OTS"). The minimum required liquidity ratio is currently 5.0%. At September 30, 1997 and March 31, 1997, the Company's liquidity ratio was 14.2% and 13.5%, respectively. The levels of the Company's short-term liquid assets are dependent on the Company's operating, financing and investing activities during any given period.

         The Company's cash flows are derived from operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest income received and interest expense paid. Net cash flows from investing activities consist primarily of loan originations and payments (including amortization of principal and prepayments) and the purchase, maturity and sale of securities, including mortgage-backed securities. Financing activity cash flows are generated primarily from deposit activity. The Company has other sources of liquidity if a need for additional funds arises, including borrowing capacity from the FHLB of New York of up to 25% of the Bank's assets, which amounted to $31.1 million at September 30, 1997. There were no such borrowings outstanding at September 30, 1997. The utilization of particular sources of funds depends on comparative costs and availability.

         At September 30, 1997, the Company had outstanding loan origination commitments of $914,000, undisbursed construction loans in process of $807,000 and unadvanced commercial lines of credit of $15,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from September 30, 1997 totaled $53.5 million and had a weighted average rate of 5.81%. Based upon the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

         The main sources of liquidity for the Registrant are dividends from the Bank. The main cash outflows are payments of dividends to shareholders and repurchases of the Registrant's common stock. During the six months ended September 30, 1997, the Registrant repurchased for its treasury 46,000 shares of its common stock at a cost of $788,000. Since the Stock Offering, the Registrant has repurchased a total of 132,000 shares, representing 8.1% of the shares issued in the Stock Offering, at an aggregate cost of $1.9 million. At September 30, 1997, the Registrant had OTS authorization to repurchase up to an additional 25,950 shares (approximately 1.7% of outstanding shares) prior to November 1997.

         OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio of 3% of core capital to such adjusted total assets; and a risk-based capital ratio of 8% of core and supplementary capital to total risk-weighted assets. At September 30, 1997, the Bank satisfied these minimum capital standards and was classified as a "well capitalized" institution.

         The following is a summary of the Bank's actual capital amounts and ratios as of September 30 and March 31, 1997, compared to the OTS regulatory requirements for classification as well as a well-capitalized institution and for minimum capital adequacy:

                                                    For Classification as       Minimum Capital
                                  Bank                Well Capitalized             Adequacy
                           -------------------      ---------------------     -------------------
                           Amount        Ratio       Amount       Ratio       Amount        Ratio
                           ------        -----       ------       -----       ------        -----
                                                   (Dollars in thousands)
September 30, 1997
Tangible capital           $16,912       13.6%          N/A        N/A        $1,867        1.5%
Tier I (core)capital        16,912       13.6        $6,223        5.0%        3,734        3.0
Risk-based capital:
     Tier I                 16,912       37.6         2,701        6.0           N/A        N/A
     Total                  17,476       38.8         4,501       10.0         3,601        8.0


March 31, 1997
Tangible capital           $16,607       14.1%          N/A        N/A        $1,763        1.5%
Tier I (core)capital        16,607       14.1        $5,876        5.0%        3,526        3.0
Risk-based capital:
     Tier I                 16,607       38.2         2,606        6.0           N/A        N/A
     Total                  17,151       39.5         4,344       10.0         3,475        8.0




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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND MARCH 31, 1997

         Total assets increased $2.8 million to $124.6 million at September 30, 1997 from $121.8 million at March 31, 1997, reflecting management's strategy of controlled growth, particularly with respect to retail deposits. Deposits, the primary source of funds for the asset growth, increased $3.0 million to $101.3 million at September 30, 1997 from $98.3 million at March 31, 1997, consisting primarily of certificates of deposit. Asset growth was primarily in the loan portfolio and federal funds sold with the loan portfolio, net, increasing by $2.2 million to $57.3 million at September 30, 1997, and federal funds sold increasing by $1.1 million to $7.0 million at September 30, 1997. The increase in loans is primarily due to the origination of mortgage loans and construction loans secured by one- to four-family properties. The securities portfolio amounted to $54.4 million at September 30, 1997, a slight decrease from $54.5 million at March 31, 1997. As a result of management's intent to reinvest the proceeds from maturities of securities and sales of available-from-sale securities into securities that will be held until their maturity, the available-for sale securities portfolio decreased to $29.0 million at September 30, 1997, as compared to $36.4 million at March 31, 1997. The held-to-maturity portfolio increased to $25.4 million at September 30, 1997 from $18.1 million at March 31, 1997.

         Shareholders' equity was $21.4 million at September 30, 1997, as compared to $21.2 million at March 31, 1997. The increase primarily reflects net earnings of $310,000 retained after dividends, a $427,000 decrease in the net unrealized loss on available-for-sale securities and an increase of $192,000 relating to the employee stock ownership plan ("ESOP") and the recognition and retention plans ("RRPs"), substantially offset by the repurchase during the six months of 46,000 common shares for the treasury at a cost of $788,000. The ratio of shareholders' equity to total assets at September 30, 1997 was 17.15%, as compared to 17.42% at March 31, 1997. The Company's tangible book value per share was $14.36 at September 30, 1997 compared to $13.84 at March 31, 1997.

ANALYSIS OF NET INTEREST INCOME

         The following tables set forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and six months ended September 30, 1997 and 1996. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on month-end balances, producing results which approximate average daily balances. Interest income includes the effect of deferred fees and discounts which are considered yield adjustments.

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             ------------------------------------------------------------------------------
                                                              1997                                      1996
                                             ------------------------------------      ------------------------------------
                                               AVERAGE                    AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST        RATE        BALANCE        INTEREST       RATE
                                             ---------      ----------    -------      ---------      ----------    -------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS:
   Interest-earning assets:
     Loans (1)                               $  57,590      $    1,243      8.63%      $  55,395      $    1,184      8.55%
     Mortgage-backed securities (2)             41,040             741      7.22          40,176             716      7.13
     Other securities (2)                       11,157             183      6.56          11,685             191      6.54
     Federal funds sold                          9,614             133      5.53           2,247              27      4.81
     FHLB stock                                    674              11      6.53             561               9      6.42
     Other                                       1,127              16      5.68           1,875              28      5.97
                                             ---------      ----------                 ---------      ----------
       Total interest-earning assets           121,202      $    2,327      7.68%        111,939      $    2,155      7.70%
                                                            ==========                                ==========
   Allowance for loan losses                      (676)                                     (666)
   Non-interest-earning assets                   3,911                                     4,017
                                             ---------                                 ---------
       Total assets                          $ 124,437                                 $ 115,290
                                             =========                                 =========
LIABILITIES AND EQUITY:
   Interest-bearing liabilities:
     NOW and money market                    $   6,484      $       38      2.34%      $   6,973      $       41      2.35%
     Savings accounts                           25,458             183      2.88          27,019             212      3.14
     Short term FHLB borrowings                     --              --        --             525               7      5.61
     Certificate accounts and other             67,123             958      5.71          55,296             758      5.48
                                             ---------      ----------                 ---------      ----------
      Total interest-bearing liabilities        99,065      $    1,179      4.76%         89,813      $    1,018      4.53%
                                                            ==========                                ==========
   Checking accounts                             2,655                                     2,155
   Other non-interest-bearing liabilities        1,497                                     1,856
                                             ---------                                 ---------
       Total liabilities                       103,217                                    93,824
   Equity                                       21,220                                    21,466
                                             ---------                                 ---------
       Total liabilities and equity          $ 124,437                                 $ 115,290
                                             =========                                 =========
Net interest income                                         $    1,148                                $    1,137
                                                            ==========                                ==========
Average interest rate spread (3)                                            2.92%                                     3.17%
Net interest margin (4)                                                     3.79                                      4.06
Ratio of interest-earning assets to
  interest-bearing liabilities                  122.35%                                   124.64%

See footnote explanations on the following page.



                                                          FOR SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------
                                                         1997                          1996
                                              ---------------------------  ---------------------------
                                              AVERAGE             AVERAGE  AVERAGE             AVERAGE
                                              BALANCE   INTEREST   RATE    BALANCE   INTEREST   RATE
                                              --------  --------  -------  --------  --------  -------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Loans(1)                                  $ 56,994   $2,442    8.57%   $ 54,346   $2,326    8.56%
    Mortgage-backed securities(2)               40,157    1,445    7.20      38,464    1,354    7.04
    Other securities(2)                         11,848      373    6.30      13,130      413    6.29
    Federal funds sold                          10,438      284    5.44       3,255       82    5.04
    FHLB stock                                     674       22    6.53         561       18    6.42
    Other                                        1,193       26    4.36       1,800       50    5.56
                                              --------   ------            --------   ------
      Total interest-earning assets            121,304   $4,592    7.57%   $111,556   $4,243    7.61%
                                              ========   ======            ========   ======
  Allowance for loan losses                       (671)                        (660)
  Non-interest-earning assets                    2,951                        4,016
                                              --------                     --------
      Total assets                            $123,584                     $114,912
                                              ========                     ========
LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
    NOW and money market                      $  6,621   $   78    2.36%   $  6,998   $   82    2.34%
    Savings accounts                            25,442      361    2.84      27,409      431    3.14
    Short term FHLB borrowings                      --       --      --         353       10    5.67
    Certificate accounts and other              66,115    1,872    5.66      54,452    1,499    5.51
                                              --------   ------            --------   ------
      Total interest-bearing liabilities        98,178   $2,311    4.71%   $ 89,212   $2,022    4.53%
                                                         ======                       ======
    Checking accounts                            2,627                        2,080
    Other non-interest-bearing liabilities       1,518                        1,861
                                              --------                     --------
      Total liabilities                        102,323                       93,153
  Equity                                        21,261                       21,759
                                              --------                     --------
      Total liabilities and equity            $123,584                     $114,912
                                              ========                     ========
Net interest income                                      $2,281                       $2,221
                                                         ======                       ======
Average interest rate spread(3)                                    2.86%                        3.08%
Net interest margin(4)                                             3.76                         3.98
Ratio of interest-earning assets to
  interest-bearing liabilities                  123.56%                      125.05%

(1) Balances are net of deferred loan fees, loan discounts and premiums, and loans in process. Non-accrual loans are included in the balances.

(2) Balances represent amortized cost.

(3) Average interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average total interest-earning assets.

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three and six months ended September 30, 1997 compared to the same periods in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          SEPTEMBER 30, 1997 VS. 1996            SEPTEMBER 30, 1997 VS. 1996
                                        -------------------------------        -------------------------------
                                        INCREASE (DECREASE)                    INCREASE (DECREASE)
                                              DUE TO               NET               DUE TO               NET
                                        VOLUME       RATE         CHANGE       VOLUME       RATE         CHANGE
                                        -----        -----        -----        -----        -----        -----
                                                                     (IN THOUSANDS)
Interest-earning assets:
  Loans                                 $  48        $  11        $  59        $ 113        $   3        $ 116
  Mortgage-backed securities               16            9           25           60           31           91
  Other securities                         (9)           1           (8)         (41)           1          (40)
  Federal funds sold                      101            5          106          195            7          202
  FHLB stock                                2           --            2            4           --            4
  Other                                   (11)          (1)         (12)         (15)          (9)         (24)
                                        -----        -----        -----        -----        -----        -----
      Total                               147           25          172          316           33          349
                                        -----        -----        -----        -----        -----        -----

Interest-bearing liabilities:
  NOW and money market accounts            (3)          --           (3)          (5)           1           (4)
  Savings accounts                        (12)         (17)         (29)         (30)         (40)         (70)
  Certificate accounts and other          168           32          200          331           42          373
  Short term FHLB borrowings               (7)          --           (7)         (10)          --          (10)
                                        -----        -----        -----        -----        -----        -----
      Total                               146           15          161          286            3          289
                                        -----        -----        -----        -----        -----        -----

Net change in net interest income       $   1        $  10        $  11        $  30        $  30        $  60
                                        =====        =====        =====        =====        =====        =====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     General. Net income for the quarter ended September 30, 1997 was $244,000, or $0.17 per share, compared with $74,000, or $0.05 per share for the comparable period in 1996. The results for the 1996 quarter reflect a non-recurring charge of $538,000 ($329,000 net of taxes) for the special assessment to recapitalize the Savings Association Insurance Fund ("SAIF") of the FDIC. Also included in net income for the 1996 quarter was a tax benefit of $166,000 due to a change in New York State tax law. The return on average assets and return on average equity were 0.78% and 4.60%, respectively, for the three months ended September 30, 1997, compared to 0.26% and 1.38%, respectively, for the 1996 quarter.

     Net Interest Income. Net interest income for the three months ended September 30, 1997 amounted to $1,148,000 as compared to $1,137,000 for the same period last year. The increase is primarily due to higher average interest-earning assets, partially offset by a lower interest rate spread. The Company's average interest rate spread decreased to 2.92% for the quarter ended September 30, 1997, compared to 3.17% for the quarter ended September 30, 1996. The Company's net interest margin decreased to 3.79% for the quarter ended September 30, 1997, as compared to 4.06% for the quarter ended September 30, 1996. The decreases in spread and margin are due primarily to the increase in certificates of deposit which have higher average costs than the Company's other interest-bearing liabilities and the increase in federal funds sold which have lower average yields than the Company's other interest-earning assets. These increases were partially offset by the increased yields obtained in the loan and securities portfolios and the increase in the average balance of the loan portfolio.

     Interest Income. Interest income, which amounted to $2.3 million for the quarter ended September 30, 1997, increased $172,000, or 8.0%, compared to the quarter ended September 30, 1996. This improvement in interest income is substantially due to an $9.3 million increase in average interest-earning assets funded primarily by deposit growth. The overall increase in average interest-earning assets primarily reflects increases of $7.4 million in federal funds sold and $2.2 million in the average loan portfolio. The average yield on interest-earning assets for the three months ended September 30, 1997 was 7.68%, a slight decrease from 7.70% for the same period in 1996, reflecting the impact from the increase in federal funds sold. Proceeds from deposit growth are temporarily invested in federal funds, pending deployment to higher yielding mortgage-backed securities and loans, reflecting in part the current period's flat yield curve.

     Interest Expense. Interest expense for the quarter ended September 30, 1997 amounted to $1.2 million, an increase of $161,000, or 15.8%, from the quarter ended September 30, 1996. This increase is primarily attributable to an $9.3 million increase in average interest-bearing liabilities due to an increase in the average balance of certificates of deposit, offset in part by declines in average balances of NOW, money market and savings accounts and short term borrowings. The overall deposit growth is consistent with management's strategy to increase retail deposits. The average cost of funds for the three months ended September 30, 1997 was 4.76% as compared to 4.53% for the 1996 quarter. Despite decreases in average rates paid on savings and money market accounts, the cost of funds increased due to higher rates being offered on certificates of deposits, coupled with the increase in the average balance of certificates of deposit.

      Provision for Loan Losses. The provision for loan losses was $10,000 for the quarter ended September 30, 1997, a decrease from $20,000 for the quarter ended September 30, 1996. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. Non-performing loans amounted to $2.1 million at September 30, 1997, compared to $2.2 million a year earlier. In addition, the Company did not experience any charge-offs during the quarter ended September 30, 1997. See "-- Asset Quality".

     Non-Interest Income. Non-interest income was $48,000 and $34,000 for the three months ended September 30, 1997 and 1996, respectively. The increase primarily reflects an $11,000 gain recognized on sales of available-for-sale securities during the 1997 quarter. There were no sales of securities in the comparable 1996 period.

     Non-Interest Expense. Non-interest expense amounted to $766,000 for the quarter ended September 30, 1997, reflecting a decrease from $1.3 million ($768,000 excluding the SAIF special assessment) for the 1996 quarter. The improvement in non-interest expense for the three months ended September 30, 1997 is primarily due to the $538,000 non-recurring FDIC special assessment to recapitalize the SAIF recognized in the 1996 quarter and decreases in federal deposit insurance premiums and real estate owned costs of $36,000 and $38,000, respectively, partially offset by increases in compensation and benefits of $61,000. The decline in federal deposit insurance premiums reflects a decrease in federal deposit insurance assessment rates. Net cost of real estate owned for the 1996 quarter included a provision for losses of $38,000; no such provisions were necessary in the 1997 quarter. The company had no real estate owned at September 30, 1997. The increase in compensation and benefits expense reflects increased performance-based compensation of certain staff members; the increased costs associated with the ESOP due to the higher price of the Company's stock and the costs associated with the RRPs which became effective upon shareholders' approval in July 1996. The ratio of non-interest expense to average assets, on an annualized basis, decreased to 2.46% for the quarter ended September 30, 1997 from 2.66% for the quarter ended September 30, 1996, excluding the non-recurring FDIC special assessment.

     Income Taxes. Income tax expense (benefit) increased to $176,000 for the quarter ended September 30, 1997, as compared to ($229,000) for the 1996 quarter. The increase in income tax expense reflects higher pre-tax income, as well as a $166,000 tax benefit in the 1996 quarter from a reduction in the Company's deferred tax liability resulting from an amendment to the New York State tax law. The effective income tax (tax benefit) rate for the three months ended September 30, 1997 was 41.9%, compared to (40.6%) for the 1996 quarter, excluding the one-time benefit from the change in tax law.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     General. Net income for the six months ended September 30, 1997 was $509,000 or $0.35 per share, compared to $328,000 or $0.23 per share for the same period last year. The increase in net income is primarily attributable to the FDIC non-recurring special assessment of $538,000 ($329,000 net of taxes) charged in the September 30, 1996 quarter, which was partially offset by a one-time tax benefit of $166,000 recognized in the same quarter as a result of an amendment in the New York State tax law. The return on average assets and return on average equity were 0.82% and 4.79%, respectively, for the six months ended September 30, 1997, compared to 0.57% and 3.01%, respectively, for the 1996 period.

     Net Interest Income. Net interest income for the six months ended September 30, 1997 amounted to $2.3 million, as compared to $2.2 million for the same period last year. The improvement is primarily attributable to higher average interest-earning assets, partially offset by a lower average interest rate spread. The Company's average interest rate spread and net interest margin for the six months ended September 30, 1997 decreased to 2.86% and 3.76%, respectively, as compared to 3.08% and 3.98%, respectively, for the 1996 period. The decreases in spread and margin are due primarily to the increase in certificates of deposit which have higher average costs than the Company's other interest-bearing liabilities and the increase in federal funds sold which have lower average yields than the Company's other interest-earning assets. These increases were partially offset by the increased yield obtained in the loan and securities portfolios.

     Interest Income. Interest income amounted to $4.6 million for the six months ended September 30, 1997, a $349,000, or 8.2% increase from $4.2 million for the comparable period in 1996. This improvement in interest income is substantially due to a $9.7 million increase in average interest-earning assets resulting primarily from the investment of funds from deposit growth. The overall increase in average interest-earning assets reflects increases of $7.2 million in federal funds sold and $2.6 million in the average loan portfolio. The average yield on interest-earning assets for the six months ended September 30, 1997 decreased slightly to 7.57% from 7.61% for the comparable period in 1996 reflecting the impact from the increase in federal funds sold. Proceeds from deposit growth are temporarily invested in federal funds, pending deployment to higher yielding mortgage-backed securities and loans, reflecting in part the current period's flat yield curve.

     Interest Expense. Interest expense for the six months ended September 30, 1997 amounted to $2.3 million, an increase of $289,000, or 14.3% from $2.0 million for the six months ended September 30, 1996. This increase is primarily attributable to a $9.0 million increase in average interest-bearing liabilities (primarily certificates of deposit). The average cost of funds for the six months ended September 30, 1997 increased to 4.71%, from 4.53% for the comparable prior year period, resulting from higher rates offered on certificates of deposit.

     Provision for Loan Losses. Based on management's ongoing evaluation of non-performing loans and the adequacy of the allowance for loan losses, the provision for loan losses was reduced to $21,000 for the six months ended September 30, 1997, compared to $26,000 for the 1996 period. See "--Asset Quality".

     Non-Interest Income. Non-interest income was $98,000 and $74,000 for the six months ended September 30, 1997 and 1996, respectively. The increase in non-interest income primarily reflects increased service charges and other fees on customers' accounts and higher gains recognized on sales of available-for-sale securities during the six months ended September 30, 1997.

     Non-Interest Expense. Non-interest expense amounted to $1.5 million for the six months ended September 30, 1997, as compared to $2.0 million ($1.4 million excluding the SAIF special assessment) for the comparable 1996 period. The $0.5 million decrease primarily relates to the $608,000 decline in federal deposit insurance costs due to the non-recurring FDIC special assessment charged in the prior year's period and lower assessment rates in the current year. The decrease also reflects the decline in net cost of real estate owned expenses of $37,000 due to a provision for losses of $38,000 recognized in the 1996 period, while no such provision was necessary in the comparable period in 1997. These decreases were partially offset by increases in compensation and benefits of $107,000 and other expenses of $25,000. The increase in compensation and benefits expense reflects increased performance-based compensation of certain staff members; the increased costs associated with the ESOP due to the higher price of the Company's stock and the costs associated with the RRPs which became effective upon shareholders' approval in July 1996. The increase in other non-interest expense for the six months ended September 30, 1997 reflects a $30,000 reversal recorded in the 1996 period of a valuation allowance for the Company's claim receivable from Nationar, which was fully collected. Absent such reversal, other non-interest expense would have declined by $5,000. The ratio of non-interest expense to average assets, on an annualized basis, decreased to 2.40% for the six months ended September 30, 1997 from 2.51% for the 1996 period, excluding the non-recurring FDIC special assessment.

     Income Taxes. Income tax expense (benefit) amounted to $369,000 and ($42,000) for the six months ended September 30, 1997 and 1996, respectively. The amount for the 1996 period reflects the $166,000 reduction in the Company's deferred tax liability due to a change in the base year for New York State bad debt reserves, as previously described. The Company's effective tax rate was 42.0% for the six months ended September 30, 1997, compared to 43.4% (without the one-time benefit from the tax law change) for the same period last year.

ASSET QUALITY

     Non-performing loans totaled $2.1 million at September 30, 1997, compared to $2.0 million at June 30, 1997 and $1.7 million at March 31, 1997. The increase was primarily due to the increase in accruing construction loans past due ninety days or more secured by one-to four-family residences, partially offset by a decline in non-accruing loans. It is the Company's general policy to stop the accrual of interest on all loans ninety days or more past due. Certain loans ninety days or more past due may continue to accrue interest based on management's evaluation of the loan, the underlying collateral and the credit worthiness of the borrower. The allowance for loan losses was $681,000 at September 30, 1997, compared to $671,000 at June 30, 1997 and $660,000 at March 31, 1997. The ratio of non-performing loans to total loans was 3.61% at September 30, 1997 compared to 3.56% at June 30, 1997 and 2.97% at March 31, 1997. The ratio of non-performing assets to total assets was 1.68% at September 30, 1997 compared to 1.73% at June 30, 1997 and 1.46% at March 31, 1997.

     The following table sets forth certain asset quality data at the dates indicated:

                                                                 Sept. 30,      Jun. 30,       Mar.31,
                                                                   1997           1997          1997
                                                                 ---------      --------       -------
NON-ACCRUAL LOANS:
  Mortgage loans:
    One-to-four-family .......................................    $1,329         $1,352        $1,355
    Commercial property ......................................       112            120           123
                                                                  ------         ------        ------
    Total ....................................................     1,441          1,472         1,478
                                                                  ------         ------        ------
  Number of non-accrual loans ................................         8              9             9

ACCRUING LOANS PAST DUE NINETY DAYS OR MORE:
  Mortgage loans:
    One-to-four-family .......................................    $   --         $  299        $   --
    Commercial property ......................................        --            248            72
    Multi-family property ....................................       137             --            --
    Construction .............................................       511             --           100
  Commercial business and consumer ...........................         5              5             8
                                                                  ------         ------        ------
    Total ....................................................       653            552           180
                                                                  ------         ------        ------
  Number of accruing loans past due ninety days or more ......         4              3             4
Total non-performing loans ...................................    $2,094         $2,024        $1,658
                                                                  ======         ======        ======
Number of non-performing loans ...............................        12             12            13
Allowance for loan losses ....................................    $  681         $  671        $  660
                                                                  ======         ======        ======
Real estate owned, net .......................................    $   --         $  122        $  122
                                                                  ======         ======        ======
Number of real estate owned properties .......................        --              1             1

RATIOS;
  Non-accrual loans to total loans ...........................      2.48%          2.59%         2.65%
  Non-performing loans to total loans ........................      3.61           3.56          2.97
  Non-performing loans and real estate owned to total assets..      1.68           1.73          1.46
  Allowance for loan losses to:
    Non-accrual loans ........................................     47.26          45.58         44.65
    Non-performing loans .....................................     32.52          33.15         39.81
    Total loans ..............................................      1.17           1.18          1.18


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOAUT MARKET RISK.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of shareholders held on August 6, 1997, the following matters were voted upon, with the results of the voting on such matters indicated:

      1. Election of the following persons to serve a three-year term as directors of the Company:

      NOMINEE                     FOR             WITHHELD
      -------                     ---             --------
      Gerald L. Logan          1,305,301           82,800
      Harry G. Murphy          1,305,301           82,800

      Broker Non-Vote:         None

      2. The approval of Amendment No. 2 to the Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees:

      For:                1,267,259
      Against:               97,401
      Abstained:              4,800
      Broker Non-Vote:       18,641

      3. The approval of Amendment No. 2 to the Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors:

      For:                1,251,335
      Against:              121,916
      Abstained:             14,850
      Broker Non-Vote:         None

      4. The approval of Amendment No. 2 to the Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees:

      For:                1,261,993
      Against:              119,508
      Abstained:              6,600
      Broker Non-Vote:         None

      5. The approval of Amendment No. 2 to the Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors:

      For:                1,246,246
      Against:              125,805
      Abstained:             16,050
      Broker Non-Vote:         None

      6. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending March 31, 1998:

      For:                1,369,151
      Against:                4,700
      Abstained:             14,250
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

                                    Tappan Zee Financial, Inc.

Dated: November 10, 1997            By: /s/ Stephen C. Byelick
                                       -----------------------
                                    Stephen C. Byelick
                                    President and Chief Executive Officer


Dated: November 10, 1997            By: /s/ Harry G. Murphy
                                       -----------------------
                                    Harry G. Murphy
                                    Vice President & Secretary
                                    (principal financial officer)

                                EXHIBIT INDEX

          11.  Statement re: Computation of Earnings Per Share
          27. Financial Data Schedule (submitted only with filing in electronic format)