Form 10-Q
period 1997-12-31
TAPPAN ZEE FINANCIAL INC
filed 1998-02-12
CIK 947460

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASSES OF COMMON STOCK    NUMBER OF SHARES OUTSTANDING, DECEMBER 31,1997
           $.01 Par Value                         1,478,062

                           TAPPAN ZEE FINANCIAL, INC.

                         PART I - FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.     Financial Statements (Unaudited).

              Consolidated Balance Sheets at
                December 31, 1997 and March 31, 1997                               2

              Consolidated Statements of Income for the Three

                and Nine Months Ended December 31, 1997 and 1996                   3

              Consolidated Statement of Changes in Shareholders'

                 Equity for the Nine Months Ended December 31, 1997                4

              Consolidated Statements of Cash Flows

                 for the Nine Months Ended December 31, 1997 and 1996              5

              Notes to Consolidated Financial Statements                           6

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                               8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.          19

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
20

Item 2.       Changes in Securities and Use of Proceeds.                          20

Item 3.       Defaults Upon Senior Securities.                                    20

Item 4.       Submission of  Matters to a Vote of Security Holders.               20

Item 5.       Other Information.                                                  20

Item 6.       Exhibits and Reports on Form 8-K.                                   20

Signature Page.                                                                   20

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

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                             DECEMBER 31,          MARCH 31,
                                                                                                 1997                1997
                                                                                             --------------     ----------------
                                     ASSETS
Cash and due from banks                                                                         $      774            $     912
Interest-bearing deposits                                                                            1,486                1,438
Federal funds sold                                                                                   5,000                5,900
Securities:
    Available-for-sale, at fair value (amortized cost of $27,433 at December 31, 1997 and
        $36,967 at March 31, 1997)                                                                  27,682               36,384
    Held-to-maturity, at amortized cost (fair value of $30,325 at December 31, 1997 and
        $17,889 at March 31, 1997)                                                                  29,792               18,123
                                                                                             --------------     ----------------
        Total securities                                                                            57,474               54,507
Loans, net:
    Mortgage loans                                                                                  55,015               51,876
    Other loans                                                                                      4,164                4,170
    Allowance for loan losses                                                                         (692)                (660)
    Net deferred loan fees                                                                            (288)                (276)
                                                                                             --------------     ----------------
         Total loans, net                                                                           58,199               55,110
Federal Home Loan Bank stock                                                                           674                  674
Real estate owned, net                                                                                  --                  122
Other assets                                                                                         2,863                3,178
                                                                                             --------------     ----------------
         Total assets                                                                            $ 126,470            $ 121,841
                                                                                             ==============     ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits                                                                                     $ 103,240             $ 98,327
    Other liabilities                                                                                1,708                2,286
                                                                                             --------------     ----------------
         Total liabilities                                                                         104,948              100,613
                                                                                             --------------     ----------------
Shareholders' equity:
     Preferred stock (par value $0.01 per share; 1,000,000
         shares authorized; none issued or outstanding)                                                 --                   --
     Common stock (par value $0.01 per share; 5,000,000
         shares authorized; 1,620,062 shares issued)                                                    16                   16
     Additional paid-in capital                                                                     15,053               14,942
     Common stock held by employee stock ownership plan ("ESOP")                                      (941)              (1,056)
     Common stock awarded under recognition and retention plans ("RRPs")                              (432)                (524)
     Treasury stock, at cost (142,000 shares at December 31, 1997 and 86,000 shares at
     March 31, 1997)                                                                                (2,060)              (1,070)
     Retained earnings, substantially restricted                                                     9,737                9,269
     Net unrealized gain (loss) on available-for-sale securities, net of taxes                         149                 (349)
                                                                                             --------------     ----------------
         Total shareholders' equity                                                                 21,522               21,228
                                                                                             --------------     ----------------

         Total liabilities and shareholders' equity                                              $ 126,470            $ 121,841
                                                                                             ==============     ================


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            DECEMBER 31,                  DECEMBER 31,
                                                                    ----------------------        ----------------------
                                                                      1997           1996           1997           1996
                                                                      ----           ----           ----           ----
Interest income:
     Mortgage loans                                                 $ 1,153        $ 1,095        $ 3,396        $ 3,220
     Other loans                                                        104             94            303            295
     Securities                                                         924            893          2,742          2,660
     Other earning assets                                               167             70            499            220
                                                                    -------        -------        -------        -------
        Total interest income                                         2,348          2,152          6,940          6,395
                                                                    -------        -------        -------        -------

Interest expense:
     Deposits                                                         1,201          1,020          3,512          3,032
     Federal Home Loan Bank advances                                     --              2             --             12
                                                                    -------        -------        -------        -------
        Total interest expense                                        1,201          1,022          3,512          3,044
                                                                    -------        -------        -------        -------

           Net interest income                                        1,147          1,130          3,428          3,351
Provision for loan losses                                                11             20             32             46
                                                                    -------        -------        -------        -------
           Net interest income after provision for loan losses        1,136          1,110          3,396          3,305
                                                                    -------        -------        -------        -------

Non-interest income:
     Service charges and other fees                                      41             28            108             87
     Net gain on sales of available-for-sale securities                  32             --             54             11
     Other                                                                6              3             15              7
                                                                    -------        -------        -------        -------
           Total non-interest income                                     79             31            177            105
                                                                    -------        -------        -------        -------

Non-interest expense:
     Compensation and benefits                                          439            400          1,269          1,123
     Occupancy and equipment                                             46             48            139            143
     Federal deposit insurance:
         Special assessment                                              --             --             --            538
         Regular premium                                                 16             40             46            140
     Data processing service fees                                        45             43            130            116
     Net cost of real estate owned                                       (1)             5              7             50
     Other                                                              233            172            667            581
                                                                    -------        -------        -------        -------
        Total non-interest expense                                      778            708          2,258          2,691
                                                                    -------        -------        -------        -------

           Income before income tax expense                             437            433          1,315            719
Income tax expense                                                      183            175            552            133
                                                                    -------        -------        -------        -------
           Net income                                                 $ 254          $ 258          $ 763          $ 586
                                                                    =======        =======        =======        =======

Basic earnings per share (note 2)                                    $ 0.19         $ 0.19         $ 0.56         $ 0.42
                                                                    =======        =======        =======        =======

Diluted earnings per share (note 2)                                  $ 0.18         $ 0.18         $ 0.54         $ 0.41
                                                                    =======        =======        =======        =======


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                               COMMON        COMMON                                    NET
                                                 ADDITIONAL    STOCK         STOCK                                 UNREALIZED
                                       COMMON     PAID-IN       HELD        AWARDED      TREASURY    RETAINED     GAIN(LOSS) ON
                                       STOCK      CAPITAL      BY ESOP     UNDER RRPS     STOCK      EARNINGS      SECURITIES
                                       -----      -------      -------     ----------     -----      --------      ----------
Balance at March 31, 1997               $ 16     $ 14,942     $ (1,056)      $ (524)    $ (1,070)     $ 9,269          $ (349)

    Net income                            --           --           --           --           --          763              --
    Dividends paid ($0.21 per share)      --           --           --           --           --         (295)             --
    Repurchase of 56,000                                                                                   --
      treasury shares                     --           --           --           --         (990)          --              --
    Amortization of RRP awards            --           --           --           92           --           --              --
    Deferred tax benefit related to
       RRP awards                         --           22           --           --           --           --              --
    ESOP shares committed to be
       released (11,520 shares)           --           89          115           --           --           --              --
    Decrease in net unrealized loss
      on available-for sale
      securities, net of taxes            --           --           --           --           --           --             498
                                        ----     --------     --------       ------     --------      -------          ------

Balance at December 31, 1997            $ 16     $ 15,053       $ (941)      $ (432)    $ (2,060)     $ 9,737           $ 149
                                        ====     ========     ========       ======     ========      =======          ======


                                           TOTAL
                                        SHAREHOLDERS'
                                          EQUITY
                                          ------
Balance at March 31, 1997                $ 21,228

    Net income                                763
    Dividends paid ($0.21 per share)         (295)
    Repurchase of 56,000
      treasury shares                        (990)
    Amortization of RRP awards                 92
    Deferred tax benefit related to
       RRP awards                              22
    ESOP shares committed to be
       released (11,520 shares)               204
    Decrease in net unrealized loss
      on available-for sale
      securities, net of taxes                498
                                         --------

Balance at December 31, 1997             $ 21,522
                                         ========


See accompanying notes to unaudited consolidated financial statements.

                    TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      NINE MONTHS ENDED DECEMBER 31,
                                                                                          1997             1996
                                                                                      -------------     ------------
Cash flows from operating activities:
  Net income                                                                                 $ 763            $ 586
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                                  32               46
     Provision for real estate owned losses                                                     --               38
     Depreciation expense                                                                       42               44
     Accretion of net deferred loan fees                                                       (42)             (29)
     Net increase in accrued interest receivable                                               (61)            (104)
     Net gain on sales of available-for-sale securities                                        (54)             (11)
     Other adjustments, net                                                                    305              (30)
                                                                                           -------          -------
          Net cash provided by operating activities                                            985              540
                                                                                           -------          -------

Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                                    (13,969)         (17,985)
     Held-to-maturity                                                                      (14,021)              --
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                                      7,266           10,043
     Held-to-maturity                                                                        2,359            1,048
  Proceeds from sales of available-for-sale securities                                      16,272            4,487
  Disbursements for loan originations                                                      (10,193)         (10,042)
  Principal collections on loans                                                             7,114            5,139
  Proceeds from sale of real estate owned                                                      124              249
  Other investing cash flows, net                                                               (4)             (10)
                                                                                           -------          -------
          Net cash used in investing activities                                             (5,052)          (7,071)
                                                                                           -------          -------

Cash flows from financing activities:
  Net increase in deposits                                                                   4,913            3,752
  Net decrease in mortgage escrow funds                                                       (551)            (431)
  Purchase of common stock to fund awards under RRP                                             --             (672)
  Repurchase of treasury stock                                                                (990)            (995)
  Dividends paid                                                                              (295)            (220)
                                                                                           -------          -------
          Net cash provided by financing activities                                          3,077            1,434
                                                                                           -------          -------

Net decrease in cash and cash equivalents                                                     (990)          (5,097)

Cash and cash equivalents at beginning of period                                             8,250            8,539
                                                                                           -------          -------

Cash and cash equivalents at end of period                                                 $ 7,260          $ 3,442
                                                                                           -------          -------


Supplemental disclosures:
  Interest paid                                                                            $ 3,428          $ 3,048
  Income taxes paid                                                                            717              601
                                                                                           =======          =======

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

     The unaudited consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results of operations which may be expected for the fiscal year ending March 31, 1998.

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

 (2)      Earnings Per Share

     During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128- Earnings Per Share and has restated previously reported per share amounts. Under the new standard, basic earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding for the period (excluding any dilution). Diluted earnings per share includes the dilution effect of items that could result in the issuance of common stock (such as stock options and RRP awards).

     In computing both basic and diluted earnings per share, no adjustments to net income are necessary to obtain income applicable to common stock. The weighted average shares used to calculate basic and diluted earnings per share are set forth in the following table:

                                                                                              THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                        ------------------------------------
                                                                                              1997                  1996
                                                                                              ----                  ----
Weighted average shares outstanding used for basic earnings per share,                     1,343,676              1,374,175
(includes only the portion of ESOP shares committed to be released to participants)
Common stock equivalents due to the dilutive effect of
    stock options under the treasury stock method                                             44,082                 14,337
Common stock equivalents due to the dilutive effect of
    RRP awards under the treasury stock method                                                13,486                  9,070
                                                                                        -------------  ---------------------

Weighted average shares outstanding and  common stock equivalents
    used for diluted earnings per share                                                    1,401,244              1,397,582

                                                                                                   NINE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                          -------------------------------------
                                                                                                     1997               1996
                                                                                                     ----               ----
Weighted average shares outstanding used for basic earnings per share,                            1,353,007          1,408,115
(includes only the portion of ESOP shares committed to be released to participants)
Common stock equivalents due to the dilutive effect of
    stock options under the treasury stock method                                                    39,624              8,615
Common stock equivalents due to the dilutive effect of
    RRP awards under the treasury stock method                                                       12,645              7,358
                                                                                          ------------------   ----------------

Weighted average shares outstanding and  common stock equivalents
    used for diluted earnings per share                                                           1,405,276          1,424,088


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

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Among other things, SFAS No. 131 requires public companies to report (1) certain financial and descriptive information about its reportable operating segments (as defined) and (2) certain enterprise-wide financial information about products and services, geographic areas and major customers. The required segment financial disclosures include a measure of profit or loss, certain specific revenue and expense items, and total assets. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

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

     The Office of Thrift Supervision ("OTS") requires each thrift institution to maintain sufficient liquidity to ensure its safe and sound operation. The Bank is also required to maintain an average daily balance of liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings as defined by the regulations of the OTS. Effective November 24, 1997 the OTS lowered the liquidity requirement from 5.0% to 4.0% and eliminated the 1.0% short term liquidity requirement and the requirement that securities issued by the U.S. government and its agencies must mature within five years to qualify as liquid assets. At December 31, 1997, the Company's liquidity ratio was 56.2%. The levels of the Company's liquid assets are dependent on the Company's operating, financing and investing activities during any given period.

    The Company's cash flows are derived from operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest income received and interest expense paid. Net cash flows from investing activities consist primarily of loan originations and payments (including amortization of principal and prepayments) and the purchase, maturity and sale of securities, including mortgage-backed securities. Financing activity cash flows are generated primarily from deposit activity. The Company has other sources of liquidity if a need for additional funds arises, including borrowing capacity from the FHLB of New York of up to 25% of the Bank's assets, which amounted to $31.6 million at December 31, 1997. There were no such borrowings outstanding at December 31, 1997. The utilization of particular sources of funds depends on comparative costs and availability.

     At December 31, 1997, the Company had outstanding loan origination commitments of $328,000, undisbursed construction loans in process of $781,000 and unadvanced commercial lines of credit of $15,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 1997 totaled $51.7 million and had a weighted average rate of 5.77%. Based upon the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     The main sources of liquidity for the Registrant are dividends from the Bank. The main cash outflows are payments of dividends to shareholders and repurchases of the Registrant's common stock. During the nine months ended December 31, 1997, the Registrant repurchased for its treasury 56,000 shares of its common stock at a cost of $990,000. Since the Stock Offering, the Registrant has repurchased a total of 142,000 shares, representing 8.8% of the shares issued in the Stock Offering, at an aggregate cost of $2.1 million.

    OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio of 3% of core capital to such adjusted total assets; and a risk-based capital ratio of 8% of core and supplementary capital to total risk-weighted assets. At December 31, 1997, the Bank satisfied these minimum capital standards and was classified as a "well capitalized" institution.

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31 and March 31, 1997, compared to the OTS regulatory requirements for classification as well as a well-capitalized institution and for minimum capital adequacy:

                                                                For Classification as             Minimum Capital
                                      Bank Actual                  Well Capitalized                   Adequacy
                              -----------------------------  -----------------------------  -----------------------------
                                Amount           Ratio         Amount           Ratio         Amount           Ratio
                                ------           -----         ------           -----         ------           -----
                                                              (Dollars in thousands)
December 31, 1997
-----------------
Tangible capital              $ 17,063           13.%             N/A            N/A          $ 1,894          1.5%
Tier I (core)capital            17,063           13.5         $ 6,312            5.0%         $ 3,787          3.0
Risk-based capital:
     Tier I                     17,063           40.4           2,531            6.0             N/A           N/A
     Total                      17,592           41.7           4,219           10.0            3,375          8.0


March 31, 1997
--------------
Tangible capital              $ 16,607           14.1%            N/A            N/A          $ 1,763          1.5%
Tier I (core)capital            16,607           14.1         $ 5,876            5.0%         $ 3,526          3.0
Risk-based capital:
     Tier I                     16,607           38.2           2,606            6.0             N/A           N/A
     Total                      17,151           39.5           4,344           10.0            3,475          8.0


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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND MARCH 31, 1997

       Total assets increased $4.6 million to $126.5 million at December 31, 1997 from $121.8 million at March 31, 1997, reflecting management's strategy of controlled growth, particularly with respect to retail deposits. Deposits, the primary source of funds for the asset growth, increased $4.9 million to $103.2 million at December 31, 1997 from $98.3 million at March 31, 1997. This growth in deposits includes a $6.2 million increase in certificates of deposit, primarily having terms to maturity between 18 and 30 months. This growth was offset by a $1.3 million decline in other deposit accounts, primarily in regular savings accounts. Asset growth was primarily in the loan and securities portfolios with the loan portfolio, net, increasing by $3.1 million to $58.2 million at December 31, 1997, and the securities portfolio increasing by $3.0 million to $57.5 million at December 31, 1997. The increase in loans is primarily due to the origination of mortgage loans and construction loans secured by one- to four-family properties. As a result of investing proceeds from deposit growth and reinvesting funds from maturities and sales of available-for-sale securities into securities that will be held until their maturity, the available-for sale securities portfolio decreased to $27.7 million at December 31, 1997, as compared to $36.4 million at March 31, 1997. The shift of funds reflects management's evaluation of the Company's liquidity position and cash flow needs. Purchases made in this period were primarily in GNMA securities. The held-to-maturity portfolio increased to $29.8 million at December 31, 1997 from $18.1 million at March 31, 1997. Federal funds sold amounted to $5.0 million at December 31, 1997, a $0.9 million decrease from March 31, 1997.

      Shareholders' equity was $21.5 million at December 31, 1997, as compared to $21.2 million at March 31, 1997. The increase primarily reflects net earnings retained after dividends of $468,000, a $498,000 improvement in the net unrealized gain (loss) on available-for-sale securities and an increase of $318,000 relating to the employee stock ownership plan ("ESOP") and the recognition and retention plans ("RRPs"), substantially offset by the repurchase during the nine months of 56,000 common shares for the treasury, at a cost of $990,000. The ratio of shareholders' equity to total assets at December 31, 1997 was 17.02%, as compared to 17.42% at March 31, 1997. The Company's tangible book value per share was $14.56 at December 31, 1997, compared to $13.84 at March 31, 1997.

ANALYSIS OF NET INTEREST INCOME

    The following tables set forth the Company's average balance sheets, average yields and costs (on an annualized basis), and certain other information for the three and nine months ended December 31, 1997 and 1996. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on month-end balances, producing results which approximate average daily balances. Interest income includes the effect of deferred fees and discounts which are considered yield adjustments.

AVERAGE BALANCE SHEET

                                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------------
                                                   1997                                                       1996
                                                 ---------------------------------------   -----------------------------------------
                                                 AVERAGE                      AVERAGE          AVERAGE                       AVERAGE
                                                 BALANCE        INTEREST        RATE           BALANCE         INTEREST        RATE
                                                 -----------   -----------   -----------   ----------------   -----------   --------
ASSETS:                                                                          (DOLLARS IN THOUSANDS)
     Interest-earning assets:
           Loans (1)                               $ 58,495       $ 1,257       8.60%        $ 56,442           $ 1,189       8.43%
           Mortgage-backed securities (2)            44,437           763       6.87          39,655                706       7.12
           Other securities (2)                       9,775           161       6.59          12,177                188       6.18
           Federal funds sold                        10,593           139       5.25           2,877                 37       5.14
           FHLB stock                                   674            12       7.12             561                  9       6.42
           Other                                      1,373            16       4.66           1,744                 23       5.28
                                                  ---------       -------                  ---------            -------
             Total interest-earning assets          125,347       $ 2,348       7.%9         113,456            $ 2,152       7.59%
                                                                  =======                                       =======
     Allowance for loan losses                         (686)                                    (665)
     Non-interest-earning assets                        843                                    3,580
                                                  ---------                                ---------
             Total assets                         $ 125,504                                $ 116,371
                                                  =========                                =========
LIABILITIES AND EQUITY:
     Interest-bearing liabilities:
           NOW and money market                     $ 6,329          $ 36       2.28%         $ 6,920           $    40       2.31%
           Savings accounts                          24,820           181       2.92           26,141               191       2.92
            Short term FHLB borrowings                   --            --         --              111                 2       5.60
           Certificate accounts and other            68,850           984       5.72           57,423               789       5.50
                                                   --------       -------                   ---------           -------
            Total interest-bearing liabilities       99,999       $ 1,201       4.80%          90,595           $ 1,022       4.51%
                                                                  =======                                       =======
     Checking accounts                                2,587                                     2,358
     Other non-interest-bearing liabilities           1,500                                     2,072
                                                  ---------                                 ---------
             Total liabilities                      104,086                                    95,025
     Equity                                          21,418                                    21,346
                                                  ---------                                 ---------
             Total liabilities and equity         $ 125,504                                 $ 116,371
                                                  =========                                 =========
Net interest income                                               $ 1,147                                       $ 1,130
                                                                  =======                                       =======

Average interest rate spread (3)                                                2.69%                                         3.08%
Net interest margin (4)                                                         3.66                                          3.98
Ratio of interest-earning assets to
  interest-bearing liabilities                       125.35%                                   125.23%


Fed fund average balance based upon daily average difference was adjusted to NIEA in current fiscal year Remainder of accounts for current fiscal year are based month end average balances

See footnote explanations on the following page.

                                                                    FOR THE NINE MONTHS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------------
                                                              1997                                          1996
                                             ---------------------------------------    -----------------------------------------
                                               AVERAGE                     AVERAGE          AVERAGE                       AVERAGE
                                               BALANCE       INTEREST        RATE           BALANCE         INTEREST        RATE
                                             ------------   ----------   -----------    ---------------   -----------   ---------
ASSETS:                                                                     (DOLLARS IN THOUSANDS)
   Interest-earning assets:
       Loans (1)                                $ 57,491      $ 3,699       8.58%            $ 55,042       $ 3,515        8.51%
       Mortgage-backed securities (2)             41,513        2,208       7.09               38,789         2,060        7.08
       Other securities (2)                       11,151          534       6.39               13,112           600        6.10
       Federal funds sold                          9,953          423       5.67                3,061           120        5.23
       FHLB stock                                    674           34       6.73                  561            27        6.42
       Other                                       1,265           42       4.43                1,771            73        5.50
                                               ---------      -------                       ---------       -------
         Total interest-earning assets           122,047      $ 6,940       7.58%             112,336       $ 6,395        7.59%
                                                              =======                                       =======
   Allowance for loan losses                        (676)                                        (660)
   Non-interest-earning assets                     2,878                                        3,749
                                               ---------                                    ---------
         Total assets                          $ 124,249                                    $ 115,425
                                               =========                                    =========
LIABILITIES AND EQUITY:
   Interest-bearing liabilities:
       NOW and money market                      $ 6,561        $ 114       2.32%             $ 6,976         $ 122        2.33%
       Savings accounts                           25,232          542       2.86               26,990           621        3.07
       Short term FHLB borrowings                     --           --         --                  272            12        5.61
       Certificate accounts and other             67,039        2,856       5.68               55,505         2,289        5.50
                                               ---------      -------                      ----------       -------
        Total interest-bearing liabilities        98,832      $ 3,512       4.74%              89,743       $ 3,044        4.52%
                                                              =======                                       =======
   Checking accounts                               2,591                                        2,188
   Other non-interest-bearing liabilities          1,513                                       1,872
                                               ---------                                   ---------
         Total liabilities                       102,936                                      93,803
   Equity                                         21,313                                      21,622
                                               ---------                                   ---------
         Total liabilities and equity          $ 124,249                                   $ 115,425
                                               =========                                   =========
Net interest income                                           $ 3,428                                       $ 3,351
                                                              =======                                       =======

AVERAGE INTEREST RATE SPREAD (3)                                            2.84%                                          3.07%
NET INTEREST MARGIN (4)                                                     3.75                                           3.98
Ratio of interest-earning assets to
  interest-bearing liabilities                    123.49%                                     125.18%

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

      The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Company's interest income and interest expense during the three and nine months ended December 31, 1997 compared to the same periods in the prior year. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                      THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                 DECEMBER 31, 1997 VS. 1996                    DECEMBER 31, 1997 VS. 1996
                                                 -------------------------------------    -------------------------------------
                                                  INCREASE (DECREASE)                       INCREASE (DECREASE)
                                                         DUE TO                                   DUE TO
                                                 -----------------------       NET        ------------------------      NET
                                                  VOLUME        RATE         CHANGE        VOLUME         RATE        CHANGE
                                                 ----------   ----------    ----------    ----------    ----------   ----------
                                                                                (IN THOUSANDS)
Interest-earning assets:
  Loans                                            $ 43         $ 25          $ 68         $ 155          $ 29        $ 184
  Mortgage-backed securities                         83          (26)           57           145             3          148
  Other securities                                  (39)          12           (27)          (94)           28          (66)
  Federal funds sold                                101            1           102           292            11          303
  FHLB stock                                          2            1             3             6             1            7
  Other                                              (5)          (2)           (7)          (18)          (13)         (31)
                                                   ----         ----          ----          ----          ----         ----
             Total                                  185           11           196           486            59          545
                                                   ----         ----          ----          ----          ----         ----
Interest-bearing liabilities
  NOW and money market accounts                      (3)          (1)           (4)           (7)           (1)          (8)
  Savings accounts                                  (10)          --           (10)          (38)          (41)         (79)
  Certificate accounts and other                    162           33           195           489            78          567
Short term FHLB borrowings                           (2)          --            (2)          (12)           --          (12)
                                                   ----         ----          ----          ----          ----         ----
             Total                                  147           32           179           432            36          468
                                                   ----         ----          ----          ----          ----         ----

Net change in net interest income                  $ 38        $ (21)         $ 17          $ 54          $ 23         $ 77
                                                   ====        =====          ====          ====          ====         ====


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     General. Net income for the quarter ended December 31, 1997 was $254,000, or $0.19 basic earnings per share ($0.18 diluted earnings per share), compared with $258,000, or $0.19 basic earnings per share ($0.18 diluted earnings per share) for the comparable period in 1996. The return on average assets and return on average equity were 0.81% and 4.74%, respectively, for the three months ended December 31, 1997, compared to 0.89% and 4.83%, respectively, for the 1996 quarter.

     Net Interest Income. Net interest income for the three months ended December 31, 1997 amounted to $1,147,000 as compared to $1,130,000 for the same period last year. The increase is primarily due to higher average interest-earning assets, partially offset by a lower interest rate spread. The Company's average interest rate spread decreased to 2.69% for the quarter ended December 31, 1997, compared to 3.08% for the quarter ended December 31, 1996. The Company's net interest margin decreased to 3.66% for the quarter ended December 31, 1997, as compared to 3.98% for the quarter ended December 31, 1996. The decreases in spread and margin are due primarily to the increase in certificates of deposit which have higher average costs than the Company's other interest-bearing liabilities and the increase in federal funds sold which have lower average yields than the Company's other interest-earning assets. These increases were partially offset by the increased yields obtained in the loan and securities portfolios and the increase in the average balance of the loan portfolio.

     Interest Income. Interest income, which amounted to $2.3 million for the quarter ended December 31, 1997, increased $196,000, or 9.1%, compared to the quarter ended December 31, 1996. This improvement in interest income is substantially due to an $11.9 million increase in average interest-earning assets funded primarily by deposit growth.

The overall increase in average interest-earning assets primarily reflects increases of $7.7 million in federal funds sold, $2.1 million in the average loan portfolio and $2.3 million in the average securities portfolios. The average yield on interest-earning assets for the three months ended December 31, 1997 was 7.49%, a decrease from 7.59% for the same period in 1996, reflecting the impact from the increase in federal funds sold as well as a decline in the average yield of the Company's portfolio of mortgage backed securities the impact of which was partially offset by an increase in the average yield of the Company's loan portfolio. The decline in the average yield of the mortgage backed securities portfolio reflects the shift of available funds to GNMA securities which are of higher credit quality but lower in yield than what has been historically experienced by the Company. Proceeds from deposit growth were temporarily invested in federal funds, pending deployment to higher yielding mortgage-backed securities and loans, reflecting in part the current period's flat yield curve.

     Interest Expense. Interest expense for the quarter ended December 31, 1997 amounted to $1.2 million, an increase of $179,000, or 17.5%, from the quarter ended December 31, 1996. This increase is primarily attributable to an $9.4 million increase in average interest-bearing liabilities due to an increase in the average balance of certificates of deposit, offset in part by declines in average balances of NOW, money market and savings accounts and short term borrowings. The overall deposit growth is consistent with management's strategy to increase retail deposits. The average cost of funds for the three months ended December 31, 1997 was 4.80% as compared to 4.51% for the 1996 quarter. The cost of funds increased due to higher rates being offered on certificates of deposits, coupled with the increase in the average balance of certificates of deposit.

      Provision for Loan Losses. The provision for loan losses was $11,000 for the quarter ended December 31, 1997, a decrease from $20,000 for the quarter ended December 31, 1996. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses. Factors considered include the Company's previous loan loss experience, the known and inherent risks in the loan portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, and current economic conditions. Non-performing loans amounted to $1.8 million at December 31, 1997, compared to $2.1 million at September 30, 1997 and $1.7 million at March 31, 1997 In addition, the Company did not experience any charge-offs during the quarter ended December 31, 1997. See "-- Asset Quality".

     Non-Interest Income. Non-interest income was $79,000 and $31,000 for the three months ended December 31, 1997 and 1996, respectively. The increase primarily reflects $32,000 net gains recognized on sales of available-for-sale securities during the 1997 quarter. The securities sales followed the increase in the value of the securities portfolio resulting from the improvement in the bond market due to the volatility in the stock market during the period. The securities sold were primarily mortgage derivative securities and securities purchased were primarily higher quality GNMA mortgage backed securities. There were no sales of securities in the comparable 1996 period.

     Non-Interest Expense. Non-interest expense amounted to $778,000 for the quarter ended December 31, 1997, reflecting an increase of $70,000 from the 1996 quarter. The increase in non-interest expense for the three months ended December 31, 1997 is primarily due to increases in compensation and benefits of $39,000 and other non-interest expense of $61,000, primarily relating to professional fees, partially offset by decreases in federal deposit insurance premiums of $24,000 resulting from a decline in federal deposit insurance assessment rates. The increase in compensation and benefits expense reflects increased performance-based compensation of certain staff members and the increased costs associated with the ESOP due to the higher price of the Company's stock. The ratio of non-interest expense to average assets, on an annualized basis, increased to 2.48% for the quarter ended December 31, 1997 from 2.43% for the quarter ended December 31, 1996.

    Income Taxes. Income tax expense increased to $183,000 for the quarter ended December 31, 1997 from $175,000 for the 1996, reflecting effective tax rates of 41.9% and 40.4%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     General. Net income for the nine months ended December 31, 1997 was $763,000 or $0.56 basic earnings per share ($0.54 diluted earnings per share), compared to $586,000 or $0.42 basic earnings per share ($.0.41 diluted earnings per share) for the same period last year. The increase in net income is primarily attributable to the FDIC non-recurring special assessment of $538,000 ($329,000 net of taxes) charged in the September 30, 1996 quarter, which was partially offset by a one-time tax benefit of $166,000 recognized in the same quarter as a result of an amendment in the New York State tax law. The return on average assets and return on average equity were 0.82% and 4.77%, respectively, for the nine months ended December 31, 1997, compared to 0.68% and 3.61%, respectively, for the 1996 period. The ratios at December 31, 1996 excluding the FDIC special assessment and the change in New York State tax law were 0.87% and 4.62%, respectively.

     Net Interest Income. Net interest income for the nine months ended December 31, 1997 amounted to $3,428,000, as compared to $3,351,000 for the same period last year. The improvement is primarily attributable to higher average interest-earning assets, partially offset by a lower average interest rate spread. The Company's average interest rate spread and net interest margin for the nine months ended December 31, 1997 decreased to 2.84% and 3.75%, respectively, as compared to 3.07% and 3.98%, respectively, for the 1996 period. The decreases in spread and margin are due primarily to the increase in certificates of deposit which have higher average costs than the Company's other interest-bearing liabilities and the increase in federal funds sold which have lower average yields than the Company's other interest-earning assets. The impact of these factors were partially offset by the increased average yield obtained in the loan and securities portfolios.

     Interest Income. Interest income amounted to $6.9 million for the nine months ended December 31, 1997, a $545,000, or 8.5% increase from $6.4 million for the comparable period in 1996. This improvement in interest income is substantially due to a $9.7 million increase in average interest-earning assets resulting primarily from the investment of funds from deposit growth. The overall increase in average interest-earning assets reflects increases of $6.9 million in the average balance of federal funds sold, $2.4 million in the average balance of the loan portfolio and a $2.7 million increase in the average balance of mortgage backed securities. The average yield on interest-earning assets for the nine months ended December 31, 1997 decreased slightly to 7.58% from 7.59% for the comparable period in 1996 reflecting the impact from the increase in federal funds sold which offset increases in the average yields on the Company's loan, mortgage backed securities and other securities portfolios. Proceeds from deposit growth are temporarily invested in federal funds, pending deployment to higher yielding mortgage-backed securities and loans, reflecting in part the current period's flat yield curve.

     Interest Expense. Interest expense for the nine months ended December 31, 1997 amounted to $3.5 million, an increase of $468,000, or 15.4% from $3.0 million for the nine months ended December 31, 1996. This increase is primarily attributable to a $9.1 million increase in average interest-bearing liabilities (primarily certificates of deposit). The average cost of funds for the nine months ended December 31, 1997 increased to 4.74%, from 4.52% for the comparable prior year period, resulting from higher rates offered on certificates of deposit, consistent with the Company's strategy to increase retail deposits in the current rate environment.

     Provision for Loan Losses. Based on management's ongoing evaluation of non-performing loans and the adequacy of the allowance for loan losses, the provision for loan losses was reduced to $32,000 for the nine months ended December 31, 1997, compared to $46,000 for the 1996 period. See "--Asset Quality".

     Non-Interest Income. Non-interest income was $177,000 and $105,000 for the nine months ended December 31, 1997 and 1996, respectively. The increase in non-interest income primarily reflects a $21,000 increase in service charges and other fees on customers' accounts reflecting a greater volume of activity of such accounts and to a lesser extent the increase in the fee structure of certain services and a $43,000 increase in gains recognized on sales of available-for-sale securities during the nine months ended December 31, 1997. The securities sales followed the increase in the value of the securities portfolio resulting from the improvement in the bond market due to the volatility in the stock market during the period. The securities sold were primarily mortgage derivative securities and securities purchased were primarily higher quality GNMA mortgage backed securities.


     Non-Interest Expense. Non-interest expense amounted to $2.3 million for the nine months ended December 31, 1997, as compared to $2.7 million ($2.2 million excluding the FDIC special assessment) for the comparable 1996 period. The $0.4 million decrease primarily relates to the $632,000 decline in federal deposit insurance costs due to the non-recurring FDIC special assessment charged in the prior year's period and lower assessment rates in the current year. The decrease also reflects the decline in net cost of real estate owned expenses of $43,000 due to a provision for losses of $38,000 recognized in the 1996 period, while no such provision was necessary in the comparable period in 1997. These decreases were partially offset by increases in compensation and benefits of $146,000 and other non-interest expenses of $86,000. The increase in compensation and benefits expense reflects increased performance-based compensation of certain staff members; the increased costs associated with the ESOP due to the higher price of the Company's stock and the costs associated with the RRPs which became effective upon shareholders' approval in July 1996. The increase in other non-interest expense for the nine months ended December 31, 1997 primarily reflects higher professional fees in the current period and a $30,000 reversal of a valuation allowance in the 1996 period for the Company's claim receivable from Nationar, which was fully collected. The ratio of non-interest expense to average assets, on an annualized basis, decreased to 2.42% for the nine months ended December 31, 1997 from 2.49% for the 1996 period, excluding the non-recurring FDIC special assessment.

     Income Taxes. Income tax expense amounted to $552,000 and $133,000 for the nine months ended December 31, 1997 and 1996, respectively. The amount for the 1996 period reflects the $166,000 reduction in the Company's deferred tax liability due to a change in the base year for New York State bad debt reserves, as previously described. The Company's effective tax rate was 42.0% for the nine months ended December 31, 1997, compared to 41.6% (excluding the one-time benefit from the tax law change) for the same period last year.

ASSET QUALITY

     Non-performing loans totaled $1.8 million at December 31, 1997, compared to $2.1 million at September 30, 1997, $2.0 million at June 30, 1997 and $1.7 million at March 31, 1997. It is the Company's general policy to stop the accrual of interest on all loans ninety days or more past due. Certain loans ninety days or more past due may continue to accrue interest based on management's evaluation of the loan, the underlying collateral and the credit worthiness of the borrower. The allowance for loan losses was $692,000 at December 31, 1997, compared to $681,000 at September 30, 1997 and $660,000 at March 31, 1997. The increase in the allowance reflects continued growth in the loan portfolio. The ratio of non-performing loans to total loans was 2.99% at December 31, 1997 compared to 3.61% at September 30, 1997 and 2.97% at March 31, 1997. The ratio of non-performing assets to total assets was 1.39% at December 31, 1997 compared to 1.68% at September 30, 1997 and 1.46% at March 31, 1997.

 The following table sets forth certain asset quality data at the dates indicated:

                                                                          DEC. 31,       SEPT. 30,        JUN. 30,       MAR. 31,
                                                                            1997            1997            1997           1997
                                                                         -----------     -----------     -----------    -----------
                                                                                              (DOLLARS IN THOUSANDS)
         NON-ACCRUAL LOANS:
           Mortgage loans:
              One-to four-family                                         $    1,394      $    1,329      $    1,352     $    1,355
              Commercial property                                               111             112             120            123
                                                                         -----------     -----------     -----------    -----------
               Total                                                          1,505           1,441           1,472          1,478
                                                                         -----------     -----------     -----------    -----------
           Number of non-accrual loans                                            8               8               9              9

         ACCRUING LOANS PAST DUE NINETY DAYS OR MORE:
           Mortgage loans:
              One-to four-family                                         $       --      $       --      $      299     $       --
              Commercial property                                               135              --             248             72
              Multi-family property                                              --             137              --             --
              Construction                                                      108             511              --            100
           Commercial business and consumer                                      11               5               5              8
                                                                         -----------     -----------     -----------    -----------
               Total                                                            254             653             552            180
                                                                         -----------     -----------     -----------    -----------
           Number of accruing loans past due ninety days or more                  4               4               3              4

         Total non-performing loans                                      $    1,759      $    2,094      $    2,024     $    1,658
                                                                         ===========     ===========     ===========    ===========
         Number of non-performing loans                                          12              12              12             13

         Allowance for loan losses                                       $      692      $      681      $      671     $      660
                                                                         ===========     ===========     ===========    ===========

         Real estate owned, net                                          $       --      $       --      $      122     $      122
                                                                         ===========     ===========     ===========    ===========
         Number of real estate owned properties                                  --              --               1              1

         RATIOS:
           Non-accrual loans to total loans                                    2.56%           2.48%           2.59%          2.65%
           Non-performing loans to total loans                                 2.99            3.61            3.56           2.97
           Non-performing loans and real estate owned to total assets          1.39            1.68            1.73           1.46
           Allowance for loan losses to:
               Non-accrual loans                                              45.98           47.26           45.58          44.65
               Non-performing loans                                           39.34           32.52           33.15          39.81
               Total loans                                                     1.18            1.17            1.18           1.18


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

                                         Tappan Zee Financial, Inc.

Dated:  February 10, 1998                By:   /s/ Stephen C. Byelick
                                               -----------------------
                                         Stephen C. Byelick
                                         President and Chief Executive Officer

Dated:    February 10, 1998              By:   /s/ Harry G. Murphy
                                               --------------------
                                         Harry G. Murphy
                                         Vice President & Secretary
                                         (principal financial officer)