Form 10-K
period 1998-03-31
TAPPAN ZEE FINANCIAL INC
filed 1998-06-29
CIK 947460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 22, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $24.9 million based on the closing price on the that date and a total of 1,478,062 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                           TAPPAN ZEE FINANCIAL, INC.

                                                         PART I

                                                                                                                    Page
                                                                                                                    ----
Item 1.       Business                                                                                                 2
Item 2.       Properties                                                                                              26
Item 3.       Legal Proceedings                                                                                       26
Item 4.       Submission of Matters to a Vote of  Security Holders                                                    27


                                                         PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters.                              27
Item 6.       Selected Financial Data.                                                                                28
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.                  29
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.                                             35
Item 8.       Financial Statements and Supplementary Data.                                                            37
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                   61


                                                        PART III

Item 10.      Directors and Executive Officers of the Registrant.                                                     61
Item 11.      Executive Compensation.                                                                                 64
Item 12.      Security Ownership of Certain Beneficial Owners and Management.                                         69
Item 13.      Certain Relationships and Related Transactions.                                                         72


                                                         PART IV

Item 14.      Exhibits, Financial  Statement Schedules, and Reports on Form 8-K.                                      72

              Signatures                                                                                              75

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

                                     PART I

ITEM 1.    BUSINESS

GENERAL

     Tappan Zee Financial, Inc. (the "Registrant") is the unitary savings bank holding company for Tarrytowns Bank, FSB (the "Bank"), a federally chartered savings bank and wholly-owned subsidiary of the Registrant. On October 5, 1995, the Bank converted from a mutual savings bank to a stock savings bank (the " Conversion"). Concurrent with the Conversion, the Registrant sold 1,620,062 shares of its common stock in a subscription and community offering at a price of $10 per share, for net proceeds of $14.9 million (the "Stock Offering"). In March 1998, the Registrant established TPNZ Preferred Funding Corporation ("TZPFC"), as a wholly-owned subsidiary. The purpose of TZPFC is to acquire and manage a portfolio of mortgage loans and mortgage-backed securities. TZPFC is intended to qualify as a real estate investment trust for tax purposes. Collectively, the Registrant, TZPFC and the Bank are referred to herein as the "Company".

     The Company's primary market area consists of the Village of Tarrytown and its neighboring communities in Westchester County, New York with business conducted from one office located in Tarrytown, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in mortgage loans secured by one- to four-family residences. To a significantly lesser extent, funds are invested in multi-family, commercial real estate, construction, commercial business and consumer loans. The Company also invests in mortgage-backed and other securities. The Registrant has no significant business activities other than its ownership of the Bank.

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits. The Company also generates non-interest income such as service charges and other fees. The Company's non-interest expense consists of compensation and benefits, professional service fees, occupancy expenses, federal deposit insurance costs, data processing service fees and other operating expenses. The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies.

MERGER AGREEMENT

     On March 6, 1998, the Registrant entered into a definitive agreement (the "Merger Agreement") pursuant to which the Registrant will merge with and into U.S.B. Holding Co., Inc. ("USB"), a registered bank holding company and parent company of Union State Bank, a New York State chartered commercial bank. The Bank will operate as a wholly-owned subsidiary of USB.

     Under the terms of the Merger Agreement, each shareholder of the Registrant will receive USB common stock that is anticipated to have a value of $22.00 per share for each share of the Registrant. The exchange ratio will be fixed upon receipt of all regulatory approvals. The minimum exchange ratio will be 0.88 shares of USB common stock for each share of Registrant common stock, if USB's common stock has a value of $25.00 per share, or higher, and subject to the exception below, the maximum exchange ratio will be 1.24 shares of USB common stock for each share of Registrant common stock if USB's common stock has a value of $17.75, or lower. If USB's common stock has a value of between $17.75 and $25.00 per share, the Exchange Ratio will be established to provide a value to the Registrant's shareholders of $22.00 per share. If USB's common stock falls below $15.00 per share, the Registrant will have the right to terminate the transaction subject to USB's right to adjust the Exchange Ratio so as to assure the Registrant's shareholders receive a value of $18.60 per Registrant share.

     The transaction is intended to be a tax free exchange of common shares and will be accounted for as a pooling of interests. The transaction is subject to receipt of regulatory approvals and the approval of the Registrant's shareholders. The transaction will be presented for approval at a special meeting of the Registrant's shareholders.

     In connection with the Merger Agreement, the Registrant and USB also entered into a Stock Option Agreement which, under certain defined circumstances, would enable USB to purchase up to 294,134, or 19.9%, of the Registrant's issued and outstanding common stock at a price of $18.50 per share.

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

     Some of the nation's major corporations have Westchester operations, including IBM Corporation, Texaco Inc., AT&T, NYNEX, PepsiCo, Inc., Readers Digest, Inc., Tambrands, Inc., Kraft General Foods, Inc., Metro-North Commuter Railroad Company and Consolidated Edison of New York, Inc. Many other industrial, insurance, educational, financial and health service corporations employ significant numbers of local residents and also serve to meet the educational, cultural and social needs of the area. The labor force contains larger percentages of professional, technical and clerical workers than New York State as a whole. However, many companies have downsized their operations and staff sizes in the last few years. This downsizing has not had a material adverse effect on the Company's operations. However, there can be no assurances as to whether any further downsizing will occur and that any such event will not have a material adverse effect on the Company's operations.

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

LENDING ACTIVITIES

     Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At March 31, 1998, the Company had total net loans outstanding of $57.6 million (gross loans of $58.8 million less the allowance for loan losses, unearned discounts and net deferred loan fees). A total of $45.1 million, or 78.4% of net loans, were one- to four-family, residential mortgage loans.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

                                                                        AT MARCH 31,
                                    ------------------------------------------------------------------------------------
                                           1998                  1997                  1996                  1995
                                    ------------------    ------------------    ------------------    ------------------
                                              PERCENT               PERCENT               PERCENT               PERCENT
                                    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                    ------    --------    ------    --------    ------    --------    ------    --------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family               $45,146     78.35%    $43,958     79.76%    $38,762     75.75%    $39,020     77.68%
  Multi-family                       1,994      3.46       2,289      4.15       3,287      6.42       3,443      6.85
  Commercial                         4,618      8.01       3,910      7.09       3,561      6.96       4,019      8.00
  Construction,net                   3,157      5.48       1,719      3.12       2,462      4.81       1,115      2.22
  Net deferred loan fees              (266)    (0.46)       (279)    (0.51)       (284)    (0.55)       (324)    (0.64)
                                   -------    ------     -------    ------     -------    ------     -------    ------
       Total mortgage loans         54,649     94.84      51,597     93.61      47,788     93.39      47,273     94.11

Commercial  loans:
  Commercial business loans, net     2,447      4.25       2,831      5.14       2,727      5.33       2,415      4.81
  Net deferred loan fees                --        --          (1)       --          (1)       --          (1)       --
                                   -------    ------     -------    ------     -------    ------     -------    ------
       Total commercial loans        2,447      4.25       2,830      5.14       2,726      5.33       2,414      4.81

Consumer loans:
  Automobile loans                     683      1.18         781      1.42         724      1.41         603      1.20
  Other consumer loans                 751      1.30         797      1.45         821      1.60         789      1.57
  Unearned discounts                  (208)    (0.36)       (239)    (0.43)       (235)    (0.46)       (199)    (0.40)
  Net deferred loan costs                3      0.01           4      0.01           4      0.01           3      0.01
                                   -------    ------     -------    ------     -------    ------     -------    ------
       Total consumer loans          1,229      2.13       1,343      2.45       1,314      2.56       1,196      2.38

Allowance for loan losses             (702)    (1.22)       (660)    (1.20)       (654)    (1.28)       (650)    (1.30)
                                   -------    ------     -------    ------     -------    ------     -------    ------
       Total loans, net            $57,623    100.00%    $55,110    100.00%    $51,174    100.00%    $50,233    100.00%
                                   =======    ======     =======    ======     =======    ======     =======    ======


                                       AT MARCH 31,
                                    ------------------
                                           1994
                                    ------------------
                                              PERCENT
                                    AMOUNT    OF TOTAL
                                    ------    --------

                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to four-family               $36,011     79.98%
  Multi-family                       2,649      5.88
  Commercial                         2,965      6.59
  Construction,net                     824      1.83
  Net deferred loan fees              (278)    (0.62)
                                   -------    ------
       Total mortgage loans         42,171     93.66

Commercial  loans:
  Commercial business loans, net     2,211      4.91
  Net deferred loan fees                (1)       --
                                   -------    ------
       Total commercial loans        2,210      4.91

Consumer loans:
  Automobile loans                     415      0.92
  Other consumer loans               1,003      2.23
  Unearned discounts                  (236)    (0.52)
  Net deferred loan costs                3        --
                                   -------    ------
       Total consumer loans          1,185      2.63

Allowance for loan losses             (540)    (1.20)
                                   -------    ------
       Total loans, net            $45,026    100.00%
                                   =======    ======



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

     Loan Maturity. The following table shows the contractual maturity of the Company's gross loans at March 31, 1998. The table reflects the entire unpaid principal balance in the maturity period that includes the final loan payment dates and, accordingly, does not give effect to periodic principal repayments or possible prepayments. Principal repayments and prepayments totaled $10.3 million, $7.9 million and $8.2 million for the years ended March 31, 1998, 1997 and 1996, respectively.

                                                                             AT MARCH 31, 1998
                                       ---------------------------------------------------------------------------------------------
                                       ONE-TO FOUR-     MULTI-      COMMERCIAL                  COMMERCIAL
                                          FAMILY        FAMILY       MORTGAGE    CONSTRUCTION    BUSINESS      CONSUMER       TOTAL
                                       ------------     ------      ----------   ------------   ----------     --------      -------
                                                                               (IN THOUSANDS)
Contractual maturity:
     One year or less                     $ 2,025       $  687       $ 1,017       $ 3,157       $ 1,333       $    74       $ 8,293
                                          -------       ------       -------       -------       -------       -------       -------
     After one year:
        More than 1 year to 5 years         1,867          892         3,026            --         1,067         1,148         8,000
        More than 5 years                  41,254          415           575            --            47           212        42,503
                                          -------       ------       -------       -------       -------       -------       -------
        Total after one year               43,121        1,307         3,601            --         1,114         1,360        50,503
                                          -------       ------       -------       -------       -------       -------       -------
        Total amount due                  $45,146       $1,994       $ 4,618       $ 3,157       $ 2,447       $ 1,434       $58,796
                                          =======       ======       =======       =======       =======       =======       =======

     The following table sets forth the dollar amounts in each loan category at March 31, 1998 that are contractually due after March 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 DUE AFTER MARCH 31, 1999
                                         ---------------------------------------
                                          FIXED         ADJUSTABLE        TOTAL
                                         -------        ----------       -------
                                                      (IN THOUSANDS)
          Mortgage loans (1):
               One-to four-family        $32,156         $10,965         $43,121
               Multi-family                1,122             185           1,307
               Commercial                  3,377             224           3,601
          Commercial business loans          879             235           1,114
          Consumer loans                   1,360              --           1,360
                                         -------         -------         -------
               Total                     $38,894         $11,609         $50,503
                                         =======         =======         =======

          (1) There are no construction loans that are contractually due after March 31, 1999.

     Origination, Purchase, Sale and Servicing of Loans. The Company's lending activities are conducted through its office. The Company originates both adjustable-rate mortgage loans and fixed-rate mortgage loans. Loan originations are generally obtained from existing or past customers and members of the local communities. The Company's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future levels of interest rates. During the fiscal year ended March 31, 1998, a substantial portion of the Company's loan originations consisted of fixed-rate mortgage loans. The Company currently holds for its portfolio all loans it originates and, from time to time, may purchase participations in mortgage loans originated by other institutions. The determination to purchase participations in specific loans or pools of loans is based upon criteria substantially similar to the Company's underwriting policies, such as the financial condition of the borrower, the location of the underlying property and the appraised value of the property, among other factors. The Company has no current plans to sell loans it originates in the future, but continually reviews the merits of adopting such a program to increase liquidity or reduce interest rate risk. The Company does not service loans for others and has no current plans to begin such activities.

     The following table sets forth the Company's loan originations, repayments and other portfolio activity for the periods indicated.

                                                                     FOR THE YEAR ENDED MARCH 31,
                                                               ----------------------------------------
                                                                 1998            1997            1996
                                                               --------        --------        --------
                                                                            (IN THOUSANDS)
          Unpaid principal balances at beginning of year       $ 56,986        $ 53,102        $ 52,239
            Loans originated:
              Mortgage loans:
                  One-to four-family                              5,893           6,740           4,125
                  Multi-family                                       97              --             150
                  Commercial                                        800           1,085              --
                  Construction                                    3,112           1,475           2,580
              Commercial business                                 2,121           1,799           1,471
              Consumer                                              624             790             967
                                                               --------        --------        --------
                Total loans originated                           12,647          11,889           9,293
                                                               --------        --------        --------

            Principal repayments                                (10,273)         (7,942)         (8,233)
            Charge-offs                                              --             (63)            (86)
            Transfer to real estate owned                            --              --            (111)
                                                               --------        --------        --------
          Unpaid principal balances at end of year               59,360          56,986          53,102

          Less:
             Construction loans in process                         (549)           (686)           (738)
             Unearned discounts                                    (208)           (239)           (235)
             Unused lines of credit                                 (15)            (15)            (20)
             Allowance for loan losses                             (702)           (660)           (654)
             Net deferred loan fees                                (263)           (276)           (281)
                                                               --------        --------        --------
          Net loans at end of year                             $ 57,623        $ 55,110        $ 51,174
                                                               --------        --------        --------

     One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage loans, with maturities up to thirty years, which are secured by one- to four-family residences. Substantially all such loans are secured by owner-occupied properties located in Westchester County, New York. At March 31, 1998, $45.1 million, or 78.4% of the Company's net loans outstanding, were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 75.0%, or $33.9 million, were fixed-rate loans and 25.0%, or $11.2 million, were adjustable-rate loans. The interest rates for the majority of the Company's adjustable-rate mortgage loans are indexed to the yield on one-year U.S. Treasury securities. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust either every one, three or five years. An adjustable-rate mortgage loan may carry an initial interest rate that is less than the fully-indexed rate for the loan. All adjustable-rate mortgage loans offered have lifetime interest rate caps or ceilings. Generally, adjustable-rate mortgage loans pose credit risks somewhat greater than the credit risk inherent in fixed-rate loans primarily because, as interest rates rise, the underlying payments of the borrowers rise, increasing the potential for default. It is the Company's policy to underwrite its adjustable-rate mortgage loans based on the fully-indexed rate. The Company currently has no mortgage loans that are subject to negative amortization.

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

     Pursuant to the Company's underwriting policies, a multi-family mortgage loan may only be made in an amount up to the lesser of (i) 75% of the appraised value of the underlying property or (ii) the Company's current loans-to-one borrower limit. See "Regulation -- Regulation of Federal Savings Association -- Loans to One Borrower." Subsequent declines in the real estate values in the Company's primary market area have resulted in an increase in the loan-to-value ratios on certain multi-family mortgage loans. The Company's multi-family mortgage loans are generally fixed-rate loans and may be made with terms up to fifteen years, generally with a five-year balloon maturity and a fifteen-year amortization schedule. The Company's multi-family mortgage loan portfolio at March 31, 1998 was approximately $2.0 million, or 3.5% of net loans outstanding. The Company's largest multi-family mortgage loan at March 31, 1998 had an outstanding balance of $263,000 and is secured by a five-unit apartment house.

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

     Commercial Real Estate Mortgage Lending. The Company originates commercial real estate mortgage loans that are generally secured by a combination of residential and retail facilities and, to a lesser extent, properties used for business purposes, such as small office buildings, located in the Company's market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of (i) 75% of the lesser of the appraised value or purchase price of the property or (ii) the Company's current loans-to-one borrower limit. These loans are generally fixed-rate loans and may be made with terms up to fifteen years, generally with a five-year balloon maturity and a fifteen-year amortization schedule. The Company's underwriting standards and procedures for these loans are similar to those applicable to its multi-family mortgage loans, whereby the Company considers factors such as the net operating income of the property and the borrower's expertise, credit history and profitability. At March 31, 1998, the Company's commercial real estate mortgage portfolio was $4.6 million, or 8.0% of net loans outstanding. The largest commercial real estate loan in the Company's portfolio at March 31, 1998 was $787,000, which is comprised of a first and second loan secured by the same commercial warehouse building.

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

     Construction Lending. The Company originates loans for the acquisition and development of property to contractors and individuals in its market area. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties, multi-family properties and other properties. These loans are all fixed-rate loans with maturities of one year or less. The Company's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences and multi-family properties, and up to 75% of the appraised value of other types of properties. All construction loans are subject to the Company's loans-to-one borrower limit. If the borrower is a corporation, the Company generally requires personal guarantees and a permanent loan commitment from another lender if the Company will not be making the permanent loan. Loan proceeds are disbursed in increments, subject to inspection by Company inspectors as construction progresses. Subject to the Company's limitation on loans-to-one borrower, during favorable economic conditions, the Company will consider making up to two residential construction loans to one borrower. If economic conditions are not favorable, the Company will not make construction loans, unless there is a confirmed permanent mortgage takeout or the Company has approved the borrower for permanent financing. At March 31, 1998, the Company had $3.2 million (net of undisbursed loan funds of $549,000) of construction loans which amounted to 5.5% of the Company's net loans outstanding. The largest construction loan in the Company's portfolio at March 31, 1998 was $500,000 (all of which had been disbursed) and is secured by retail commercial property.

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

     Commercial Business Lending. The Company also offers limited types of short-term and medium-term commercial business loans on a secured and unsecured basis to borrowers located in the Company's market area. These loans include time and demand loans, term loans and lines of credit. At March 31, 1998, the Company's commercial business loan portfolio amounted to $2.4 million, or 4.3% of net loans outstanding. The largest commercial business loan outstanding at March 31, 1998 was a $325,000 loan secured by marketable securities.

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

     Consumer Lending. The Company offers various types of secured and unsecured consumer loans, including automobile loans, home improvement loans and personal loans. The Company's consumer loans have original maturities of not more than five years, with the exception that home improvement loans may have original maturities of up to ten years. Interest rates charged on such loans are set at competitive rates, taking into consideration the type and term of the loan. Consumer loan applications are reviewed and approved in conformance with standards approved by the Company's Board of Directors. At March 31, 1998, the Company's consumer loan portfolio totaled $1.2 million, or 2.1% of net loans outstanding.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Company and reviews properties offered as security. The Board of Directors has established the following lending authority: the Vice President may approve mortgage loans in amounts up to $200,000 and commercial business loans in amounts up to $75,000; the President may approve mortgage loans up to $350,000 and commercial business loans up to $150,000; commercial business loans in excess of $150,000 and up to $225,000 must be approved by both the President and Vice President or by the Board of Directors; and mortgage loans above $350,000 and commercial business loans above $225,000 require Board of

Directors approval. The foregoing lending limits are reviewed annually and, as needed, revised by the Board of Directors.

     For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency, and, if necessary, additional financial information is required to be submitted by the borrower. An appraisal of any real estate intended to secure the proposed loan is required, which appraisal currently is performed by an independent appraiser designated and approved by the Company. The Board of Directors annually approves the independent appraisers used by the Company and approves the Company's appraisal policy. It is the Company's policy to require title and hazard insurance on all real estate loans. In connection with a borrower's request for a renewal of a multi-family or commercial mortgage loan with a five-year balloon maturity, the Company evaluates both the borrower's ability to service the renewed loan applying an interest rate that reflects prevailing market conditions, as well as the value of the underlying collateral property. The evaluation of the property typically involves a letter update of the existing appraisal unless in the appraiser's opinion the original appraisal is no longer substantially relevant, in which case a full appraisal is obtained.

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

     It is the Company's general policy to stop the accrual of interest on all loans 90 days or more past due. Certain loans 90 days or more past due may continue to accrue interest based on management's evaluation of the loan, the underlying collateral and the credit worthiness of the borrower. When a loan is placed on non-accrual status, unpaid interest is reversed against interest income of the current period. Thereafter, interest payments received on non-accrual loans are recognized as income unless future collections are doubtful, in which case the payments received are applied as a reduction of principal. A loan remains on non-accrual status until the factors that indicated doubtful collectibility no longer exist or until a loan is determined to be uncollectible and is charged off against the allowance for loan losses.

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

     The following table sets forth certain information regarding non-accrual loans, other past due loans and real estate owned. The Company's prospective adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", effective April 1, 1995, had no impact on the comparability of this information. See Note 3 to the Consolidated Financial Statements in Item 8 for information concerning the Company's impaired loans which are included in the non-accrual loans shown below.

                                                                 AT OR FOR THE YEAR ENDED MARCH 31,
                                                        -----------------------------------------------------
                                                          1998        1997       1996       1995       1994
                                                          ----        ----       ----       ----       ----
                                                                       (Dollars in thousands)
     Non-accrual loans:
       Mortgage loans:
          One-to four-family                            $ 1,202     $ 1,355    $   856    $   523    $   419
          Commercial property                               238         123        126         --         --
          Construction                                       --          --         --         --        326
       Commercial business                                   --          --         --         --         30
                                                        -------     -------    -------    -------    -------
           Total                                          1,440       1,478        982        523        775
                                                        -------     -------    -------    -------    -------
       Number of non-accrual loans                            6           9          6          2          5

     Accruing loans past due ninety days or more:
       Mortgage loans:
          One-to four-family                            $    --     $    --    $   342    $   885    $   760

          Multi-family                                       --          --         --        761        171
          Commercial property                                --          72        266        331        180
          Construction                                      108         100         --         --         --
       Commercial business and consumer                      11           8         42        144         17
                                                        -------     -------    -------    -------    -------
           Total                                            119         180        650      2,121      1,128
                                                        -------     -------    -------    -------    -------
       Number of accruing loans past due ninety days          3           4          7         21         11
         or more

     Total non-performing loans                         $ 1,559     $ 1,658    $ 1,632    $ 2,644    $ 1,903
                                                        =======     =======    =======    =======    =======
     Number of non-performing loans                           9          13         13         23         16

     Allowance for loan losses                          $   702     $   660    $   654    $   650    $   540
                                                        =======     =======    =======    =======    =======

     Real estate owned, net                             $    --     $   122    $   402    $   455    $   367
                                                        =======     =======    =======    =======    =======
     Number of real estate owned properties                  --           1          2          2          3

     Ratios:
       Non-accrual loans to total loans                    2.47%       2.65%      1.89%      1.03%      1.70%
       Non-performing loans to total loans                 2.67        2.97       3.15       5.20       4.18
       Non-performing loans and real estate owned
         to total assets                                   1.21        1.46       1.77       3.40       2.63
       Allowance for loan losses to:
           Non-accrual loans                              48.75       44.65      66.60     124.28      69.68
           Non-performing loans                           45.03       39.81      40.07      24.58      28.38
           Total loans                                     1.20        1.18       1.26       1.28       1.19

     Contractual interest income that would have
       been recognized on non-accrual loans             $   133     $    96    $    93    $    18    $    81
     Actual interest income recognized                      142          74         58         --          9
                                                        -------     -------    -------    -------    -------
     Interest income (recognized) not recognized
                                                        $    (9)    $    22    $    35    $    18    $    72
                                                        =======     =======    =======    =======    =======

     Accrued interest receivable on accruing loans past due by 90 days or more amounted to $0, $1,000, $8,000, $44,000, and $14,000 at March 31, 1998, 1997,
1996, 1995, and 1994, respectively. Accordingly, if the Company had placed all such loans on non-accrual status at those dates, interest income for the fiscal years ended March 31, 1998, 1997 and 1996 would have been increased by $1,000, $7,000 and $36,000, respectively.

     Real Estate Owned. Property acquired by the Company as a result of foreclosure on a mortgage loan is classified as real estate owned ("REO") and is initially recorded fair value, less estimated sales costs, with any resulting writedown charged to the allowance for loan losses. Thereafter, an allowance for losses on REO is established for any further declines in fair value less estimated sales costs. The Company obtains an appraisal on REO property as soon as practicable after it takes possession of the real property. The Company will generally reassess the value of REO at least annually thereafter. There was no REO at March 31, 1998.

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

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Bank's Internal Auditor reviews and classifies the Bank's assets monthly and reports the results to the Examining and Audit Committee of the Board of Directors on a monthly basis. The Examining and Audit Committee then reviews the report of the Internal Auditor and reports the results of its review to the Board of Directors. Assets are classified in accordance with the management guidelines described above. At March 31, 1998, all of the Bank's classified assets were non-performing loans of which, $436,000 were classified as Special Mention, $1.1 million were classified as Substandard, a $5,000 loan was classified as Loss and no loans were classified as Doubtful. As of March 31, 1998, loans classified as Substandard included loans totaling $766,000 secured by one- to four-family, owner-occupied residences. These loans are classified as Substandard due to delinquencies or other identifiable weaknesses.

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

                                      MORTGAGE LOANS
                       --------------------------------------------
                       ONE- TO                                        COMMERCIAL
                        FOUR-       MULTI-      COM-        CON-       BUSINESS    CONSUMER      UN-
                        FAMILY      FAMILY     MERCIAL    STRUCTION     LOANS       LOANS     ALLOCATED     TOTAL
                       -------      ------     -------    ---------   ----------   --------   ---------     -----
                             (DOLLARS IN THOUSANDS)
AT MARCH 31, 1998
Allowance amount        $212        $  8        $ 70        $ 42        $ 24        $ 21        $325        $702
Percent of:
  Total allowance         30%          1%         10%          6%          3%          3%         47%        100%
  Total loans             78%          3%          8%          5%          4%          2%         --%        100%

AT MARCH 31, 1997
Allowance amount        $211        $  9        $ 49        $ 29        $ 28        $ 17        $317        $660
Percent of:
  Total allowance         32%          1%          8%          4%          4%          3%         48%        100%
  Total loans             78%          4%          7%          4%          5%          2%         --%        100%

AT MARCH 31, 1996
Allowance amount        $184        $ 13        $ 56        $ 32        $ 29        $ 15        $325        $654
Percent of:
  Total allowance         28%          2%          9%          5%          4%          2%         50%        100%
  Total loans             75%          6%          7%          5%          5%          2%         --%        100%

AT MARCH 31, 1995
Allowance amount        $204        $ 68        $ 66        $ 19        $ 24        $ 15        $254        $650
Percent of:
  Total allowance         31%         11%         10%          3%          4%          2%         39%        100%
  Total loans             76%          7%          8%          2%          5%          2%         --%        100%

AT MARCH 31, 1994
Allowance amount        $128        $ 12        $ 32        $173        $ 24        $ 14        $157        $540
Percent of:
  Total allowance         24%          2%          6%         32%          4%          3%         29%        100%
  Total loans             79%          6%          6%          2%          5%          2%         --%        100%

     The following table sets forth activity in the Company's allowance for loan losses and the allowance for losses on real estate owned for the periods indicated.

                                                                            FOR THE YEAR ENDED MARCH 31,
                                                            ------------------------------------------------------------
                                                             1998        1997          1996          1995          1994
                                                            -----       -----         -----         -----         -----
                                                                               (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:

Balance at beginning of year                                $ 660       $ 654         $ 650         $ 540         $ 482

Provision for losses                                           42          69            90           171           151

Charge-offs:
  Mortgage loans:
    One- to four family                                        --         (12)          (48)           --           (23)
    Commercial                                                 --          --            --            --            --
  Construction loans                                           --          --            --           (30)           --
  Commercial business loans                                    --         (40)          (36)          (31)          (78)
  Consumer loans                                               --         (11)           (2)           (2)           (4)
                                                            -----       -----         -----         -----         -----
    Total charge-offs                                          --         (63)          (86)          (63)         (105)

Recoveries                                                     --          --            --             2            12
                                                            -----       -----         -----         -----         -----

Balance at end of year                                      $ 702       $ 660         $ 654         $ 650         $ 540
                                                            =====       =====         =====         =====         =====

Ratio of net charge-offs to average loans outstanding          --%       0.11%         0.17%         0.13%         0.20%

ALLOWANCE FOR LOSSES ON REAL ESTATE OWNED:

Balance at beginning of year                                $  --       $  38         $  60         $  59         $  89
Provision for losses                                           --          38            --           141            64
Net realized losses                                            --         (76)          (22)         (140)          (94)
                                                            -----       -----         -----         -----         -----

Balance at end of year                                      $  --       $  --         $  38         $  60         $  59
                                                            -----       -----         -----         -----         -----



INVESTMENT ACTIVITIES

     Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is based upon the Company's asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The investment policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Company's asset/liability structure. The Company's investment goal has been to invest available funds in highly liquid instruments that have adjustable and fixed rates and that generally, at the time of purchase, do not exceed an average life of eight years with respect to collateralized mortgage obligations ("CMOs") and eleven years with respect to other mortgage-backed securities, or that meet specific requirements of the Company's asset/liability goals. A CMO is a special type of debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each class possessing different risk characteristics. At March 31, 1998, the Company's securities portfolio amounted to $58.3 million (amortized cost) with an estimated weighted average remaining life of 5.0 years.

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

     The Company's investment policy prohibits investment in certain types of mortgage derivative securities that management considers to be high risk. The Company generally purchases only short- and medium-term classes of CMOs guaranteed by FNMA or FHLMC. A substantial portion of the Company's CMOs have consisted of real estate mortgage investment conduits ("REMICs").

     Thrift Bulletin Number 52, the OTS Policy Statement on securities portfolio policies and unsuitable investment practices ("TB-52"), requires that institutions classify mortgage derivative products acquired, including certain tranches of CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities. At March 31, 1998, the Company did not have any CMOs that were identified as "high-risk mortgage securities." The Company has never invested in CMO residual interests or in CMO tranches that met the definition of a high-risk mortgage security at the time of investment.

     Mortgage-Backed Securities. The Company invests in mortgage-backed securities to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand. At March 31, 1998, the carrying value of mortgage-backed securities totaled $53.1 million, or 41.0% of total assets. The fair value of all mortgage-backed securities totaled $53.5 million at March 31, 1998. Mortgage-backed securities held in the Company's available-for-sale portfolio are carried at fair value. Mortgage-backed securities held in the Company's held-to-maturity portfolio are carried at amortized cost. At March 31, 1998, all securities in the Company's mortgage-backed securities portfolio were directly insured or guaranteed by GNMA, FNMA or FHLMC, thereby providing the certificate holder a guarantee of timely payments of interest and scheduled principal payments, whether or not they have been collected. At March 31, 1998, all of the Company's mortgage-backed securities are fixed-rate with a weighted average yield of 7.17% and an estimated weighted average remaining life of 5.33 years. The Company's mortgage-backed securities portfolio includes CMOs with a fair value at March 31, 1998 of $778,000, a weighted average yield of 6.69% and a weighted average estimated remaining life of 1.6 years.

     Mortgage-backed securities generally yield less than the loans that underlie such securities because of servicing fees and the cost of payment guarantees or other credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. In general, under OTS regulations mortgage-backed securities issued or guaranteed by GNMA, FNMA and FHLMC and certain AAA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk weighting assigned to most non-securitized residential mortgage loans. See "Regulation -- Regulation of Federal Savings Association -- Capital Requirements."

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. In contrast to mortgage-backed pass-through securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of a CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. The Company typically purchases tranches of CMOs that are categorized as "planned amortization classes," "targeted amortization classes" or "very accurately defined maturities" and are intended to produce stable cash flows in different interest rate environments.

     The following table sets forth activity in the Company's mortgage-backed securities portfolio for the periods indicated.



                                                              FOR THE YEAR ENDED MARCH 31,
                                                       ---------------------------------------
                                                         1998            1997            1996
                                                       --------        --------        --------
                                                                     (IN THOUSANDS)
          Amortized cost at beginning of year          $ 39,357        $ 31,559        $ 23,935
          Purchases                                      38,569          22,648          14,137
          Sales                                         (19,960)        (11,890)         (3,709)
          Principal repayments                           (4,980)         (2,985)         (2,812)
          Premium and discount amortization, net             (9)             25               8
                                                       --------        --------        --------

          Amortized cost at end of year                $ 52,977        $ 39,357        $ 31,559
                                                       ========        ========        ========


     At March 31, 1998, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's equity at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities which are fully collateralized by mortgages held by single-purpose entities and guaranteed by government-sponsored agencies.

     The following table sets forth the amortized cost and fair value of the Company's securities, by accounting classification category and by type of security, at the dates indicated:

                                                                                AT MARCH 31,
                                            -------------------------------------------------------------------------------------
                                                      1998                          1997                           1996
                                            -----------------------       ------------------------       ------------------------
                                            AMORTIZED        FAIR         AMORTIZED         FAIR         AMORTIZED         FAIR
                                              COST          VALUE           COST           VALUE           COST           VALUE
                                            ---------      --------       ---------       --------       ---------       --------
                                                                               (IN THOUSANDS)
     HELD-TO-MATURITY
     Mortgage-backed securities:
       CMOs                                 $    683       $    690       $    996        $    994       $  1,108        $  1,113
       Pass-through securities                32,450         32,851         14,078          13,881          5,129           5,249
                                            --------       --------       --------        --------       --------        --------
                                              33,133         33,541         15,074          14,875          6,237           6,362

     Agency and other debt securities          2,398          2,430          3,049           3,014          3,199           3,234
                                            --------       --------       --------        --------       --------        --------
       Total                                  35,531         35,971         18,123          17,889          9,436           9,596
                                            --------       --------       --------        --------       --------        --------

     AVAILABLE-FOR-SALE
     Mortgage-backed securities:
       CMOs                                       85             88          8,329           8,116         17,651          17,555
       Pass-through securities                19,759         19,901         15,954          15,799          7,671           7,622
                                            --------       --------       --------        --------       --------        --------
                                              19,844         19,989         24,283          23,915         25,322          25,177

     U.S. Treasury                                --             --             --              --          6,490           6,493
     Agency and other debt securities             75             79          8,029           7,814          8,616           8,530
                                            --------       --------       --------        --------       --------        --------
                                                  75             79          8,029           7,814         15,106          15,023
     Mutual fund investments                   2,800          2,800          4,655           4,655          1,344           1,344
     Net unrealized gain (loss)                  149             --           (583)             --           (228)             --
                                            --------       --------       --------        --------       --------        --------
       Total                                  22,868         22,868         36,384          36,384         41,544          41,544
                                            --------       --------       --------        --------       --------        --------

       Total securities, net                $ 58,399       $ 58,839       $ 54,507        $ 54,273       $ 50,980        $ 51,140
                                            --------       --------       --------        --------       --------        --------

     The following table sets forth certain information regarding the amortized cost, fair value and weighted average yield of the Company's debt securities at March 31, 1998, by remaining period to contractual maturity. With respect to mortgage-backed securities, the entire amount is reflected in the maturity period that includes the final security payment date and, accordingly, no effect has been given to periodic repayments or possible prepayments.

                                                                                  AT MARCH 31, 1998
                                                     ----------------------------------------------------------------------------
                                                              AVAILABLE-FOR-SALE                       HELD-TO-MATURITY
                                                     ------------------------------------    ------------------------------------
                                                                                 WEIGHTED                                WEIGHTED
                                                     AMORTIZED       FAIR        AVERAGE     AMORTIZED       FAIR        AVERAGE
                                                       COST          VALUE        YIELD        COST          VALUE        YIELD
                                                     ---------       -----       --------    ---------       -----       --------
                                                                               (DOLLARS IN THOUSANDS)
          Mortgage-backed securities due:
            In one year or less                       $    --       $    --         --%       $   120       $   121       7.34%
            After one year through five years             699           694       5.94            391           391       6.00
            After five years through ten years             --            --         --            754           780       7.71
            After ten years                            19,145        19,295       7.06         31,868        32,249       7.35
                                                      -------       -------                   -------       -------
              Total                                   $19,844       $19,989       7.02%       $33,133       $33,541       7.34%
                                                      =======       =======                   =======       =======

          Agency and other debt securities due:
            In one year or less                       $    --       $    --         --%       $    --       $    --         --%
            After one year through five years              30            32       6.00            500           503       7.20
            After five years through ten years             --            --         --          1,699         1,723       7.30
            After ten years                                45            47       5.50            199           204       5.75
                                                      -------       -------                   -------       -------
              Total                                   $    75       $    79       5.70%       $ 2,398       $ 2,430       7.15%
                                                      =======       =======                   =======       =======

          Total due:
            In one year or less                       $    --       $    --         --%       $   120       $   121       7.34%
            After one year through five years             729           726       5.94            891           894       6.67
            After five years through ten years             --            --         --          2,453         2,503       7.43
            After ten years                            19,190        19,342       7.06         32,067        32,453       7.34
                                                      -------       -------                   -------       -------
              Total                                   $19,919       $20,068       7.01%       $35,531       $35,971       7.33%
                                                      =======       =======                   =======       =======



SOURCES OF FUNDS

     General. Deposits, loan and security repayments and prepayments, proceeds from sales of available-for-sale securities and cash flows generated from operations are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of regular (passbook) savings accounts, statement savings accounts, checking accounts, NOW accounts, money market accounts and certificates of deposit. In recent years, the Company has offered certificates of deposit with maturities of up to 30 months. At March 31, 1998, the Company's core deposits (which the Company considers to consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and statement savings accounts) constituted 32.3% of total deposits, compared to 36.1% a year earlier. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the Village of Tarrytown and its neighboring communities in Westchester County, New York. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits.

     The following table presents the deposit activity of the Company for the periods indicated.

                                                        FOR THE YEAR ENDED MARCH 31,
                                                    1998            1997            1996
                                                  --------        --------        --------
                                                               (IN THOUSANDS)
          Deposits                                $140,571        $151,962        $147,679
          Withdrawals                              138,612         147,624         143,571
                                                  --------        --------        --------
          Net cash inflow                            1,959           4,338           4,108
          Interest credited                          4,707           4,081           3,987
                                                  --------        --------        --------
            Net increase in deposits              $  6,666        $  8,419        $  8,095
                                                  ========        ========        ========


     At March 31, 1998, the Company had $9.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                                    WEIGHTED
                                                                       AMOUNT     AVERAGE RATE
                                                                       ------     ------------
                                                                       (DOLLARS IN THOUSANDS)
          Within three months                                          $1,561        5.49%
          After three but within six months                             2,441        5.57
          After six but within 12 months                                2,518        5.58
          After 12 months                                               3,153        5.89
                                                                       ------
            Total                                                      $9,673        5.66%
                                                                       ------

     The following table sets forth the distribution of the Company's deposit accounts and the related weighted average interest rates at the dates indicated.

                                                                                AT MARCH 31,
                                       ---------------------------------------------------------------------------------------------
                                                           1998                                             1997
                                       --------------------------------------------     --------------------------------------------
                                                         PERCENT           WEIGHTED                       PERCENT           WEIGHTED
                                                         OF TOTAL          AVERAGE                        OF TOTAL          AVERAGE
                                        AMOUNT           DEPOSITS            RATE        AMOUNT           DEPOSITS           RATE
                                       --------          --------          --------     -------           --------          --------
                                                                           (DOLLARS IN THOUSANDS)
Checking                               $  2,310            2.20%                        $ 2,771             2.82%
NOW                                       3,853            3.67             2.00%         3,756             3.82             2.00%
Money market                              2,687            2.56             2.75          3,157             3.21             2.75
Regular savings                          14,554           13.86             2.75         15,008            15.26             2.75
Statement savings                        10,533           10.03             2.92         10,757            10.94             2.92
Certificate accounts:
  Less than one year to maturity         53,403           50.86             5.75         49,026            49.86             5.72
  One to three years to maturity         17,653           16.82             6.12         13,852            14.09             5.98
                                       --------          ------                         -------           ------
    Total certificate accounts           71,056           67.68             5.84         62,878            63.95             5.78
                                       --------          ------                         -------           ------
    Total                              $104,993          100.00%            4.77%       $98,327           100.00%            4.60%
                                       ========          ======                         =======           ======
                                                        AT MARCH 31,
                                        --------------------------------------------
                                                            1996
                                        --------------------------------------------
                                                          PERCENT           WEIGHTED
                                                          OF TOTAL          AVERAGE
                                         AMOUNT           DEPOSITS           RATE
                                        --------          --------          --------
                                                   (DOLLARS IN THOUSANDS)
Checking                                $  2,001            2.23%
NOW                                        4,164            4.63             2.00%
Money market                               3,484            3.88             2.75
Regular savings                           16,402           18.24             3.10
Statement savings                         11,563           12.86             3.20
Certificate accounts:
  Less than one year to maturity          40,448           44.99             5.68
  One to three years to maturity          11,846           13.17             6.33
                                        --------          ------
    Total certificate accounts            52,294           58.16             5.83
                                        --------          ------
    Total                               $ 89,908          100.00%            4.57%
                                        ========          ======



     Borrowings. As part of its operating strategy, the Company may obtain advances from the Federal Home Loan Bank ("FHLB") of New York as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances would be collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. As of March 31, 1998, the maximum amount of FHLB advances available to the Company was $18.9 million, based on the Bank's current investment in FHLB stock; the Company's total FHLB borrowing capacity (including advances), based on 25% of the Bank's assets, was $31.3 million. The Company did not borrow from the FHLB during fiscal 1998.

SUBSIDIARY ACTIVITIES

     The Registrant has two wholly-owned subsidiaries: the Bank and TZPFC, a Delaware corporation established in March, 1998. TZPFC is intended to qualify as a real estate investment trust for tax purposes. The Bank and TZPFC do not have any subsidiaries. At March 31, 1998 TZPFC had assets of $1.1 million.

PERSONNEL

     As of March 31, 1998, the Company had 14 full-time employees and one part-time employee. The Company has experienced a very low turnover rate among its employees and, as of March 31, 1998, 11 of the Company's employees have been with the Company for more than five years. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

     Under the Small Business Act, the PTI Method was repealed and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less) is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank is required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of its "base year reserve," i.e., its reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements are suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Taxable income is increased by certain preference items and is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Only 90% of AMTI can be offset by net operating loss carryovers, of which the Company currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, under pending legislative proposals for taxable years beginning after December 31, 1997 and before January 1, 2009, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million would be imposed on corporations, including the Company, whether or not an AMT is paid.

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

STATE TAXATION

     New York. The Bank and the Registrant are subject to New York state franchise tax on net income or one of several alternative bases, whichever results in the highest tax. "Net income" means federal taxable income with adjustments. The New York state tax rate for the 1997 and 1996 calendar years was 10.53% and 10.755%, respectively (including the Metropolitan Commuter Transportation District Surcharge). In general, the Registrant will not be required to pay New York state tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

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

     Generally, New York state tax law has requirements similar to federal requirements regarding the recapture of base-year tax bad debt reserves. One notable exception is that, after the recent legislation, New York continues to require that the Bank maintain its thrift institution charter and hold at least 60% of its assets in specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations). The Bank expects to continue to meet these requirements and does not anticipate engaging in any transactions which would require recapture of its base-year reserve. Accordingly, it does not maintain a deferred tax liability with respect to such reserve. The Bank's unrecognized deferred state taxes (net of related federal taxes) were approximately $0.6 million at March 31, 1998.

     Delaware. As a Delaware holding company not earning income in Delaware, the Registrant is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                   REGULATION

GENERAL

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC, and it is a member of FHLB of New York. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The

Registrant, as a savings association holding company, is also required to file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

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

REGULATION OF FEDERAL SAVINGS ASSOCIATION

     Business Activities. The Bank derives its lending and investment powers from the Home Owner's Loan Act, as amended ("HOLA") and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property;
(c) a limit of 20% of an association's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At March 31, 1998, the Bank's limit on loans to one borrower was $2.6 million. At March 31, 1998, the Bank's largest aggregate amount of loans to one borrower was $787,000 and the second largest borrower had an aggregate balance of $616,000.

     QTL Test. HOLA requires a savings association to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (a) specified liquid assets up to 20% of total assets, (b) goodwill and other intangible assets, and (c) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At March 31, 1998, the Bank maintained 93.2% of its portfolio assets in qualified thrift investments. The Bank had also met the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

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

     Capital Requirements. The OTS regulations require savings associations to meet four minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 4% of Tier I (core) capital to such adjusted total assets, risk-based capital ratio requirement of 4% of Tier I (core) capital to total risk-weighted assets, and a risk-based capital ratio requirement of 8% of total (core and supplementary) capital to total risk-weighted assets. The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

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

     The OTS has adopted regulations to require a savings association to account for interest rate risk when determining its compliance with the risk-based capital requirement. A savings association with "above normal" interest rate risk is required, by these regulations, to deduct a portion of its total capital to account for any "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4%, an association may compute its interest rate risk on the basis of a change equal to one-half of that Treasury rate rather than on the basis of 2%. A savings association whose measured interest rate risk exposure exceeds 2% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations do not require a savings association with assets of less than $300 million and a risk-based capital ratio in excess of 12% to comply with the standard reporting requirements for the interest rate risk component, unless the OTS determines otherwise, and the association may provide such selected information as the OTS determines. Currently, the Bank qualifies for this exemption from the filing requirements. The regulations also authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has indefinitely deferred implementation of the interest rate component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the interest rate risk of individual institutions and retains the right to impose additional capital requirements on individual institutions.

     See note 10 to consolidated financial statements in Item 8 for the Bank's regulatory capital amounts and ratios as of March 31, 1998, compared to the OTS requirements at that date.

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

     The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to file a notice unless the specific capital distribution requires an application.

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, certain bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. Monetary penalties may be imposed for failure to meet the liquidity requirement. The Bank's average liquidity ratio for the month ended March 31, 1998 was 58.5%, which exceeded the applicable requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirement.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The assessments paid by the Bank for the fiscal years ended March 31, 1998, 1997 and 1996 totaled $38,000, $35,000 and $31,000, respectively.

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

     Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders, and certain written agreements and conditions continue, up to $1,000,000 per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the types of action that may be taken under the "prompt corrective actions," discussed below under "-- Prompt Corrective Regulatory Action" to the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

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

     Prompt Corrective Regulatory Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized depository institutions. Under this system, the federal banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends on the institution's degree of capitalization. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to total assets is at least 4.0% (3.0% if the association receives the highest rating under the Uniform Financial Institutions Rating System). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating under the Uniform Financial Institutions Rating System) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "-- Capital Requirements."

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

     An undercapitalized association also becomes immediately subject to various mandatory restrictions, including restrictions on growth of assets and other forms of expansion. The OTS can also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. "Significantly undercapitalized" institutions are subject to more severe restrictions. Generally, subject to a narrow exception, FDICIA requires the OTS to appoint a receiver or conservator for a savings association that is critically undercapitalized. As of March 31, 1998, the Bank was considered "well capitalized" by the OTS.

     Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (a) well capitalized, (b) adequately capitalized, or (c) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The Bank's assessment rate for deposit insurance was 0.0% for 1998 and 1997. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%; both the BIF and SAIF currently satisfy the reserve ratio requirement.

     The Deposit Insurance Funds Act of 1996 (the "Funds Act") provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS.

     In addition, the Funds Act expanded the assessment base for the payments on the bonds ("FICO bonds") issued in the late

1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions are assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessment on SAIF-assessable deposits for the payments on the FICO bonds for the semi-annual period beginning January 1, 1997 was 0.0648%, for the semi-annual period beginning on July 1, 1997, the annual rate was 0.063%, and currently the rate of assessment is 0.0622%.

     The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Funds Act required the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and the abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and the findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress to eliminate the federal thrift charter, but the future of such legislation is uncertain.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of New York. The Bank was in compliance with this requirement with an investment in FHLB of New York stock at March 31, 1998, of $943,000. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the fiscal years ended March 31, 1998, 1997 and 1996, dividends from the FHLB of New York to the Bank amounted to $49,000, $37,000 and $37,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a FRB, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a FRB.

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

ITEM 2. PROPERTIES

     The Company conducts its business through its office located in Tarrytown, New York. The property, which had a net book value of $444,000 as of March 31, 1998, was acquired in 1973. Management believes that the Company's current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of June 1, 1998, there were approximately 300 stockholders of record. This does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. The shares of common stock are quoted on The NASDAQ Stock Market under the symbol "TPNZ."

     The table below sets forth the dividends declared and the high and low closing sale price per common share for the quarters indicated.

                                                         CLOSING SALES PRICE
                                       CASH       ----------------------------------
                                    DIVIDENDS                                END OF
             QUARTER ENDED           DECLARED      HIGH           LOW        PERIOD
          ------------------        ---------     -------       -------      -------
          March 31, 1996              $0.05       $12.750       $11.375      $12.000
          June 30, 1996                0.05        12.250        11.750       12.000
          September 30, 1996           0.05        13.000        12.000       12.500
          December 31, 1996            0.05        14.125        13.625       13.625
          March 31, 1997               0.05        15.250        14.250       14.250
          June 30, 1997                0.07        17.500        14.000       17.500
          September 30, 1997           0.07        18.625        16.250       18.625
          December 31, 1997            0.07        22.625        18.000       18.750
          March 31, 1998               0.07        20.313        18.375       20.250

     THE REGISTRANT'S TRANSFER AGENT AND REGISTRAR CAN BE CONTACTED AT:

         CHEMICAL MELLON SHAREHOLDER SERVICES
         PO BOX 590
         RIDGEFIELD PARK, NJ 07660
         ATTN: SHAREHOLDER RELATIONS

         (800) 851-9677

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         AT OR FOR THE FISCAL YEAR ENDED MARCH 31
                                                            ------------------------------------------------------------------
                                                                1998          1997           1996          1995         1994
                                                            -----------     --------     -----------     --------     --------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:
Total assets                                                $   129,345     $121,841     $   114,790     $ 91,149     $ 86,388
Loans, net                                                       57,623       55,110          51,174       50,233       45,026
Mortgage-backed securities                                       53,122       38,989          31,414       23,659       21,157
Other securities                                                  5,277       15,518          19,566        6,722        9,637
Deposits                                                        104,993       98,327          89,908       81,813       77,510
Shareholders' equity (1)                                         21,800       21,228          22,360        7,818        7,201

SELECTED OPERATING DATA:
Interest income                                             $     9,393     $  8,591     $     7,624     $  6,547     $  6,346
Interest expense                                                  4,721        4,106           4,002        2,912        2,766
                                                            -----------     --------     -----------     --------     --------
  Net interest income                                             4,672        4,485           3,622        3,635        3,580
Provision for loan losses                                            42           69              90          171          151
                                                            -----------     --------     -----------     --------     --------
  Net interest income after provision for loan losses             4,630        4,416           3,532        3,464        3,429
Non-interest income                                                 268          152             211           67          158
Non-interest expense (excluding SAIF special assessment)          3,010        2,849           2,297        2,087        1,832
SAIF special assessment (2)                                          --          538              --           --           --
                                                            -----------     --------     -----------     --------     --------
  Income before income tax expense and cumulative
    effect of changes in accounting principles                    1,888        1,181           1,446        1,444        1,755
Income tax expense (3)                                              791          326             609          610          741
                                                            -----------     --------     -----------     --------     --------
  Income before cumulative effect of changes in
   accounting principles                                          1,097          855             837          834        1,014
Cumulative effect of changes in accounting principles:
  Income taxes                                                       --           --              --           --          100
  Postretirement health care benefits, net                           --           --              --           --         (100)
                                                            -----------     --------     -----------     --------     --------
  Net income (4)                                            $     1,097     $    855     $       837     $    834     $  1,014
                                                            ===========     ========     ===========     ========     ========

SELECTED STATISTICAL DATA: (5)
Return on average assets (4)                                       0.88%        0.74%           0.81%        0.93%        1.18%
Return on average equity (4)                                       5.12         3.97            6.04        10.81        15.25
Net interest margin (6)                                            3.79         3.98            3.59         4.16         4.26
Average interest rate spread (7)                                   2.90         3.07            2.91         3.80         3.94
Equity to total assets at end of period                           16.85        17.42           19.48         8.58         8.34
Average equity to average assets                                  17.10        18.57           13.34         8.65         7.74
Efficiency ratio (8)                                              62.16        72.11           60.75        50.80        47.51
Non-interest expense to average assets (4)                         2.40         2.92            2.21         2.34         2.13
Non-performing loans to total loans                                2.67         2.97            3.15         5.20         4.18
Allowance for loan losses to non-performing loans                 45.03        39.81           40.07        24.58        28.38
Allowance for loan losses to total loans                           1.20         1.18            1.26         1.28         1.19
Non-performing assets to total assets                              1.21         1.46            1.77         3.40         2.63
Dividend payout ratio (9)(12)                                     35.73        34.04           17.23
Book value per share (10)(12)                               $     14.75     $  13.84     $     13.80
Basic earnings per share (11)(12)                           $      0.80     $   0.60     $      0.31
Diluted earnings per share (11)(12)                         $      0.77     $   0.59     $      0.31
Cash dividends per share (12)                               $      0.28     $   0.20     $      0.05

(1) For 1998, 1997 and 1996, includes net proceeds of $14.9 million from the sale of the Company's common stock in connection with the Bank's Conversion

(2) Represents the Bank's share of a special assessment imposed on all financial institutions with deposits insured by the SAIF.

(3) Income tax expense for fiscal 1997 has been reduced by a tax benefit of $166,000 resulting from a change in New York State tax law.

(4)  If the after-tax SAIF charge and the state tax benefit described in notes
     (2) and (3) above were excluded, the net income for fiscal 1997 would have been $1,018,000, resulting in a return on average assets of 0.88% and a return on average equity of 4.72%. The ratio of non-interest expense to average assets would have been 2.45% without the SAIF charge.

(5) With the exception of end-of-period ratios, all ratios are based on average balances.

(6)  Net interest income divided by average interest-earning assets.

(7) The difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities

(8) Non-interest expense, excluding real estate owned expenses, divided by net interest income plus non-interest income, excluding securities gains/losses. Excluding also the SAIF special assessment the efficiency ratio for fiscal 1997 would have been 60.45%

(9) Dividends paid as a percentage of net income. Ratio for fiscal 1996 is based on dividends paid in the fourth quarter ended March 31, 1996 as a percentage of net income for the six-month period following the Bank's Conversion. If based on net income for the fourth quarter, the ratio would have been 32.93%.

(10) Shareholders' equity divided by total shares of common stock outstanding at March 31 (1,478,062 in 1998, 1,534,062 in 1997 and 1,620,062 in 1996).

(11) Reflects the adoption in 1998 of SFAS No. 128. Prior periods have been restated. Earnings per share for fiscal 1996 is stated from the date of Bank's Conversion. There were no common stock equivalents in fiscal 1996.

(12) Data for the periods prior to the Registrant's initial public offering in 1995 and 1994 are not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the ability of the Company to generate sufficient cash flow to meet funding needs, depositor withdrawals and operating expenses. The Company's cash flows are derived from operating activities, investing activities and financing activities. Cash flows from operating activities consist primarily of interest income received and interest expense paid. Net cash flows from investing activities consist primarily of loan originations and payments (including amortization of principal and prepayments) and the purchase, maturity and sale of securities, including mortgage-backed securities. During the years ended March 31, 1998, 1997 and 1996, the Company's disbursements for loan originations totaled $12.8 million, $11.9 million and $9.3 million, respectively. Purchases of securities totaled $41.8 million, $29.7 million and $33.8 million for the years ended March 31, 1998, 1997 and 1996, respectively. Proceeds from the sales of available-for-sale securities totaled $27.0 million, $13.9 million and $3.8 million for the years ended March 31, 1998, 1997 and 1996, respectively.

     Financing activity cash flows are generated primarily from deposit activity. For the fiscal years ended March 31, 1998, 1997 and 1996, the Company experienced net increases in deposits (including the effect of interest credited) of $6.7 million, $8.4 million and $8.1 million, respectively, primarily relating to certificates of deposit. As a result of the flat yield curve in recent years, deposit products such as shorter term certificate of deposits have been a more attractive investment alternative for the Company's customers than longer term securities.

     The Company has other sources of liquidity if a need for additional funds arises, including borrowing capacity from the FHLB of New York of up to 25% of the Bank's assets, which amounts to $31.3 million at March 31, 1998. There were no such borrowings outstanding at March 31, 1998. The utilization of particular sources of funds depends on comparative costs and availability. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing of these cash flows.

     At March 31, 1998, the Company had outstanding loan origination commitments of $1.0 million, undisbursed construction loans in process of $549,000 and unadvanced commercial lines of credit of $15,000. The Company anticipates that it will have sufficient funds available to meet its current origination and other lending commitments. Certificates of deposit scheduled to mature in one year or less from March 31, 1998 totaled $53.4 million with a weighted average rate of 5.75%. Based upon the Company's most recent experience and pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

     The main source of liquidity for the Registrant is dividends from the Bank. The Registrant may access capital markets through the issuance of stock or debt for additional sources of funds. The main cash outflows are payments of dividends to shareholders and repurchases of the Registrant's common stock. Through March 31, 1998, the Registrant has repurchased for its treasury 142,000 shares of its common stock, or 8.8% of the shares issued in the Stock Offering at an aggregate cost of $2.1 million. The Registrant's ability to pay dividends to shareholders depends substantially on dividends received from the Bank. The Bank may not declare or pay cash dividends on its common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account established in connection with the Conversion. Unlike the Bank, the Registrant is not subject to OTS regulatory restrictions on the payment of dividends to its shareholders, however, it is subject to the requirements of Delaware law. Delaware law generally limits dividends to an amount equal to the excess of the net assets of the Registrant (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its profits for the current and/or immediately preceding fiscal year.

     As discussed in "Item 1--Business--Regulation--Regulation of Federal Savings Associations--Capital Requirements", OTS regulations require minimum capital standards for savings associations, such as the Bank. The Bank satisfied these minimum capital standards at March 31, 1998 with tangible and Tier I
(core) capital ratios of 13.8%, Tier I risk-based capital ratio of 43.3% and total risk-based capital ratio of 44.6%. These capital requirements, which are applicable to the Bank only, do not consider additional capital held at the holding company level, and require certain adjustments to the Bank's total equity to arrive at the various regulatory capital amounts.

ANALYSIS OF NET INTEREST INCOME

     The following table sets forth the Company's average balance sheets, average yields and costs, and certain other information for fiscal 1998, 1997 and 1996. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Substantially all average balances were computed based on month-end balances, producing results which approximate average daily balances. Interest income includes the effect of deferred fees and discounts which are considered yield adjustments.

                                                                      FOR THE YEAR ENDED MARCH 31,
                                                   ------------------------------------------------------------------
                                                                 1998                               1997
                                                   --------------------------------    ------------------------------
                                                    AVERAGE                 AVERAGE    AVERAGE                AVERAGE
                                                    BALANCE     INTEREST     RATE      BALANCE    INTEREST     RATE
                                                   --------     --------    -------    --------   --------    -------
     ASSETS:                                                             (DOLLARS IN THOUSANDS)
         Interest-earning assets:
            Loans (1)                              $ 57,779      $5,004      8.66%     $ 55,354    $4,721      8.53%
            Mortgage-backed securities (2)           44,566       3,175      7.12        38,141     2,719      7.13
            Other securities (2)                      9,379         605      6.45        12,500       794      6.35
            Federal funds sold                        9,342         505      5.41         4,538       234      5.16
            FHLB stock                                  715          49      6.85           579        37      6.39
            Other                                     1,400          55      3.93         1,717        86      5.01
                                                   --------      ------                --------    ------
              Total interest-earning assets         123,181      $9,393      7.63%      112,829    $8,591      7.61%
                                                                 ======                            ======
         Allowance for loan losses                     (681)                               (657)
         Non-interest-earning assets                  2,676                               3,909
                                                   --------                            --------
              Total assets                         $125,176                            $116,081
                                                   ========                            ========

     LIABILITIES AND EQUITY:
         Interest-bearing liabilities:
            NOW and money market                   $  6,508      $  150      2.30%     $  6,491    $  160      2.46%
            Savings accounts                         25,153         716      2.85        26,662       800      3.00
            Short term borrowings                        --          --        --           204        12      5.61
            Certificate accounts and other           68,102       3,855      5.66        57,136     3,134      5.49
                                                   --------      ------                --------    ------
             Total interest-bearing liabilities      99,763      $4,721      4.73%       90,493    $4,106      4.54%
                                                                 ======                            ======
         Checking accounts                            2,542                               2,255
         Other non-interest-bearing liabilities       1,464                               1,778
                                                   --------                            --------
              Total liabilities                     103,769                              94,526
         Equity                                      21,407                              21,555
                                                   --------                            --------
              Total liabilities and equity         $125,176                            $116,081
                                                   ========                            ========
     Net interest income                                         $4,672                            $4,485
                                                                 ======                            ======
     Average interest rate spread (3)                                        2.90%                             3.07%
     Net interest margin (4)                                                 3.79                              3.98
     Ratio of interest-earning assets to
       interest-bearing liabilities                  123.47%                             124.68%


                                                    FOR THE YEAR ENDED MARCH 31,
                                                   ------------------------------
                                                                1996
                                                   ------------------------------
                                                   AVERAGE                AVERAGE
                                                   BALANCE    INTEREST     RATE
                                                   --------   --------    -------
     ASSETS:                                           (DOLLARS IN THOUSANDS)
         Interest-earning assets:
            Loans (1)                              $ 51,621    $4,465      8.65%
            Mortgage-backed securities (2)           25,660     1,811      7.06
            Other securities (2)                     10,338       576      5.57
            Federal funds sold                       10,846       639      5.89
            FHLB stock                                  514        37      7.20
            Other                                     1,963        96      4.89
                                                   --------    ------
              Total interest-earning assets         100,942    $7,624      7.55%
                                                               ======
         Allowance for loan losses                     (645)
         Non-interest-earning assets                  3,579
                                                   --------
              Total assets                         $103,876
                                                   ========

     LIABILITIES AND EQUITY:
         Interest-bearing liabilities:
            NOW and money market                   $  8,798    $  200      2.27%
            Savings accounts                         28,120       982      3.49
            Short term borrowings                        --        --        --
            Certificate accounts and other           49,288     2,820      5.72
                                                   --------    ------
             Total interest-bearing liabilities      86,206    $4,002      4.64%
                                                               ======
         Checking accounts                            2,069
         Other non-interest-bearing liabilities       1,743
                                                   --------
              Total liabilities                      90,018
         Equity                                      13,858
                                                   --------
              Total liabilities and equity         $103,876
                                                   ========
     Net interest income                                       $3,622
                                                               ======
     Average interest rate spread (3)                                      2.91%
     Net interest margin (4)                                               3.59
     Ratio of interest-earning assets to
       interest-bearing liabilities                  117.09%



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

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                     FISCAL 1998 VS. 1997                      FISCAL 1997 VS. 1996
                                              ----------------------------------        ----------------------------------
                                              INCREASE (DECREASE)                       INCREASE (DECREASE)
                                                     DUE TO                                    DUE TO
                                              -------------------          NET          -------------------          NET
                                              VOLUME         RATE         CHANGE        VOLUME         RATE         CHANGE
                                              ------         ----         ------        ------         ----         ------
                                                                             (IN THOUSANDS)
     Interest-earning assets:
       Loans                                  $ 210         $  73         $ 283         $ 319         $ (63)        $ 256
       Mortgage-backed securities               460            (4)          456           889            19           908
       Other securities                        (202)           13          (189)          131            87           218
       Federal funds sold                       259            12           271          (334)          (71)         (405)
       FHLB stock                                 9             3            12             4            (4)           --
       Other                                    (14)          (17)          (31)          (12)            2           (10)
                                              -----         -----         -----         -----         -----         -----
                  Total                         722            80           802           997           (30)          967
                                              -----         -----         -----         -----         -----         -----
     Interest-bearing liabilities
       NOW and money market accounts             --           (10)          (10)          (55)           15           (40)
       Savings accounts                         (45)          (39)          (84)          (49)         (133)         (182)
       Certificate accounts and other           621           100           721           432          (118)          314
       Short term FHLB borrowings               (12)           --           (12)           12            --            12
                                              -----         -----         -----         -----         -----         -----
                  Total                         564            51           615           340          (236)          104
                                              -----         -----         -----         -----         -----         -----
     Net change in net interest income        $ 158         $  29         $ 187         $ 657         $ 206         $ 863
                                              =====         =====         =====         =====         =====         =====


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND 1997

     Total assets at March 31, 1998 increased $7.5 million, to $129.3 million from $121.8 million at March 31, 1997, reflecting the Company's policy of controlled growth. This increase in total assets reflects the securities portfolio increase of $3.9 million to $58.4 million at March 31, 1998 from $54.5 million at March 31, 1997 in addition to an increase of $300,000 and $963,000 in federal funds sold and interest-bearing deposits, respectively. Within the securities portfolio, mortgage-backed securities totaled $53.1 million at March 31, 1998 compared to $38.9 million at March 31, 1997 reflecting a shift to these securities from U.S. agency securities throughout the year. As a result of management's intent to reinvest funds from deposit growth and the proceeds from maturities of securities and sales of available-from-sale securities into securities that will be held until their maturity, the available-for sale securities portfolio decreased to $22.9 million at March 31, 1998, as compared to $36.4 million at March 31, 1997. The held-to-maturity portfolio increased to $35.5 million at March 31, 1998, from $18.1 million at March 31, 1997. The shift in the securities portfolio was made principally in the third and fourth fiscal quarters to higher credit quality mortgage-backed securities (principally GNMA securities). In addition, loans, net, increased $2.5 million to $57.6 million at March 31, 1998, compared to $55.1 million at March 31, 1997, primarily due to the origination of one- to four-family mortgage loans. Deposits, which primarily funded the securities and loan growth, amounted to $105.0 million at March 31, 1998, an increase of $6.7 million from $98.3 million at March 31, 1997. The increase in deposits primarily reflects an increase of $8.2 million in certificate accounts.

     Shareholders' equity was $21.8 million at March 31, 1998, an increase of $572,000 from $21.2 million at March 31, 1997. The increase primarily reflects net earnings retained after dividends of $705,000, a $438,000 improvement in the net unrealized gain (loss) on available-for-sale securities and an increase of $419,000 relating to the employee stock ownership plan ("ESOP") and the recognition and retention plans ("RRPs"), substantially offset by the repurchase during the year of 56,000 common shares for the treasury, at a cost of $990,000. The ratio of shareholders' equity to total assets at March 31, 1998 was 16.85%, as compared with 17.42% at March 31, 1997. The Company's tangible book value per share was $14.75 at March 31, 1998 compared to $13.84 at March 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED MARCH 31, 1998 AND
1997

     General. Net income for the fiscal year ended March 31, 1998 amounted to $1,097,000 or $0.80 basic earnings per share ($0.77 diluted earnings per share), as compared to $855,000 or $0.60 basic earnings per share ($0.59 diluted earnings per share) for the fiscal year ended March 31, 1997. The results for the 1997 fiscal year include a non-recurring charge of $538,000 ($329,000 net of taxes) for a special assessment imposed to recapitalize the SAIF of the FDIC, in addition to a tax benefit of $166,000 due to a change in New York State tax law. Excluding the SAIF assessment and the change in New York State tax law, net income for the 1997 fiscal year was $1,018,000 or $0.71 basic earnings per share ($0.70 diluted earnings per share).

     Net Interest Income. Net interest income for fiscal 1998 totaled $4.7 million as compared to $4.5 million for fiscal 1997. The increase is primarily due to an overall increase in interest-earning assets, the effects of which were primarily offset by a decline in the average spread. The average interest rate spread and net interest margin decreased to 2.90% and 3.79% for fiscal 1998, compared to 3.07% and 3.98%, respectively, for fiscal 1997. The decreases in spread and margin for the fiscal year are due primarily to the increase in certificates of deposit which have higher average costs than the Company's other interest-bearing liabilities. The decrease in spread and margin for the year was partially offset by the increased volume and yield in the securities portfolio, and the increased volume and yield associated with the loan portfolio.

     Interest Income. Total interest income for fiscal 1998 amounted to $9.4 million, as compared to $8.6 million for fiscal 1997. This increase primarily reflects an $10.4 million increase in average interest-earning assets funded primarily by deposit growth. The overall increase in average interest-earning assets primarily reflects increases of $2.4 million in the average loan portfolio, $6.4 million in the average mortgage-backed securities portfolio, and a $4.8 million increase in federal funds sold, partially offset by a decline of $3.1 million in the average other securities portfolio. The average yield on interest-earning assets was 7.63% for fiscal 1998, a slight increase from 7.61% for fiscal 1997.

     The increase in the average balance of loans reflects the Company's general strategy of emphasizing loan originations. The increase in the average balance of mortgage-backed securities reflects management's efforts during the latter part of the 1998 fiscal year to invest proceeds from the payment of other securities and increased deposit flow into higher yielding mortgage-backed securities. Because this effort occurred during the latter part of fiscal 1998, such increase was not fully reflected in the average yield of such securities for the entire year, which declined slightly from the 1997 fiscal year. In addition, while the average yield of loans increased 13 basis points from 8.53% in fiscal 1997 to 8.66% in fiscal 1998, the impact of this increase on the average yield of interest-earning assets was partly offset by the increase in the average balance of lower yielding federal funds sold.

     Interest Expense. Interest expense for the year ended March 31, 1998 totaled $4.7 million, an increase from $4.1 million for the 1997 fiscal year. The increase is attributable to a $9.3 million increase in average interest-bearing deposits coupled with the rise in the average cost of funds to 4.73%, from 4.54% for the prior year. The increases relate primarily to certificate accounts and other interest-bearing liabilities which averaged $68.1 million at an average cost of 5.66% for the 1998 fiscal year, as compared to an average balance of $57.1 million at an average cost of 5.49% for the 1997 fiscal year. The growth in certificate accounts and other interest-bearing liabilities was partially offset by a decline in savings accounts and NOW and money market accounts, which have lower average costs than certificate accounts. The overall deposit growth is consistent with management's strategy to increase retail deposits.

     Provision for Loan Losses. For fiscal years 1998 and 1997, the provision for loan losses was $42,000 and $69,000, respectively. The provision reflects management's evaluation of the adequacy of the allowance for loan losses, the level and composition of non-performing loans and their collateral, and the continued growth of the loan portfolio. The allowance for loan losses was $702,000 at March 31, 1998, compared to $660,000 at March 31, 1997. There were no charge-offs for fiscal 1998 compared to $63,000 in fiscal 1997. Non-performing loans at March 31, 1998 were $1.6 million, compared to $1.7 million at March 31, 1997. The ratio of non-performing loans to total loans was 2.67% at March 31, 1998 compared to 2.97% at March 31, 1997. See "Item 1 -- Business -- Asset Quality."

     Non-Interest Income. Non-interest income totaled $268,000 for the fiscal year ended March 31, 1998 compared to $152,000 for the fiscal 1997, reflecting increased gains on the sales of available-for-sale securities and an increase in service charges and other fees.

     Non-Interest Expense. Non-interest expense totaled $3.0 million and $3.4 million, respectively for fiscal years 1998 and 1997. The decrease in non-interest expense in the current year is primarily attributable to the $538,000 FDIC special assessment recognized in fiscal 1997, reductions in the regular insurance premium assessed on deposits by the FDIC and a decrease in the net cost of real estate owned, partially offset by increases in compensation and benefits expense and professional services expenses. The increases in compensation and benefits expense primarily reflect the increased recognition of expense associated with the ESOP due to the higher average stock price of the Registrant in the current year as compared to the prior year, a full years recognition of expense for the Company's RRP program in fiscal 1998 compared to nine months of expense after the program was approved by the Company's shareholders in fiscal 1997 and performance-based increases for certain staff members. Professional services expenses increased principally due to fees relating to the identification and evaluation of strategic alternatives leading to the execution of the Merger Agreement.

     Income Tax Expense. Income tax expense for the fiscal years ended March 31, 1998 and 1997 was $791,000 and $326,000, respectively, reflecting higher income in the current year and an effective tax rate of 41.9% and 27.6%, respectively. Tax expense for the year ended March 31, 1997 reflects a benefit of $166,000 due to the reduction of a deferred tax liability caused by an amendment to the New York State tax law enacted during the year. The amendment changed the base-year for tax bad debt reserves to December 31, 1995 and eliminated the need for a deferred tax liability previously recognized for reserves in excess of the base-year amount. Without this one-time benefit, the effective tax rate would have been 41.7% for fiscal 1997.

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED MARCH 31, 1997 AND
1996

     General. Net income for the fiscal year ended March 31, 1997 was $855,000, or $0.60 basic earnings per share ($0.59 diluted earnings per share), as compared to $837,000 for the fiscal year ended March 31, 1996. Basic and diluted earnings per share were $0.31 for the six-month period from the Company's initial public offering to March 31, 1996. The results for fiscal 1997 reflect a non-recurring charge of $538,000 ($329,000 net of taxes) for the special assessment to recapitalize the SAIF. Also included in net income for fiscal 1997 was a tax benefit of $166,000 due to a change in New York State tax law.

     Net Interest Income. Net interest income for fiscal 1997 totaled $4.5 million as compared to $3.6 million for fiscal 1996, an increase of 23.8%. The average interest rate spread and net interest margin increased to 3.07% and 3.98%, respectively, for fiscal 1997, compared to 2.91% and 3.59%, respectively, for fiscal 1996. These increases reflect: (i) greater average interest-earning assets in fiscal 1997 primarily attributable to the investment of Stock Offering proceeds for the entire fiscal year, compared to the investment of such funds for only six months in fiscal 1996; (ii) slightly higher yield on total interest-earning assets resulting from the shift in overall asset mix from federal funds and treasury securities into higher yielding mortgage-backed securities; and (iii) enhanced earnings from the increased volume of mortgage loans. Net income also benefited from additional net interest income realized on deposit growth.

     Interest Income. Total interest income for fiscal 1997 amounted to $8.6 million, as compared to $7.6 million for fiscal 1996. This increase primarily reflects an $11.9 million increase in average interest-earning assets principally due to the investment of funds from the Stock Offering for a full year (compared to six months in fiscal 1996) and deposit growth. The overall increase in average interest-earning assets reflects increases of $3.7 million in the average loan portfolio and $14.6 million in the average securities portfolios, partially offset by a $6.4 million decrease in other earning assets (principally federal funds sold). The increase in interest income for fiscal 1997 was also attributable to a slight increase in the average yield on interest-earning assets, to 7.61% from 7.55% for the fiscal 1996, reflecting the shift from investments in short-term federal funds and treasury securities into higher yielding mortgage-backed securities.

     Interest Expense. Interest expense for the year ended March 31, 1997 totaled $4.1 million, slightly higher than $4.0 million for the 1996 fiscal year. The increase is attributable to a $4.1 million increase in average interest-bearing deposits, primarily certificate accounts and other interest-bearing liabilities which averaged $57.1 million at an average cost of 5.49% for the 1997 fiscal year, as compared to an average balance of $49.3 million at an average cost of 5.72% for the 1996 fiscal year. The growth in certificate accounts and other interest-bearing liabilities was partially offset by a decline in savings accounts and NOW and money market accounts, which have lower average costs than certificate accounts. The overall deposit growth is consistent with management's strategy to increase retail deposits. The effect of deposit growth on interest expense was somewhat offset by the decline in the average cost of funds to 4.54% in fiscal 1997, compared to 4.64% for the previous year. The decrease in the cost of funds reflects the general decline in market interest rates at the beginning of fiscal 1997.

     Provision for Loan Losses. For fiscal years 1997 and 1996, the provisions for loan losses were $69,000 and $90,000, respectively. The provision in each period reflects management's evaluation of the adequacy of the allowance for loan losses, the level and composition of non-performing loans and their collateral, and the continued growth of the loan portfolio. The allowance for loan losses was $660,000 at March 31, 1997, compared to $654,000 at March 31, 1996. Net charge-offs for fiscal 1997 amounted to $63,000 compared to $86,000 in fiscal 1996. Non-performing loans at March 31, 1997 were $1.66 million, compared to $1.63 million at March 31, 1996. The ratio of non-performing loans to total loans was 2.97% at March 31, 1997 compared to 3.15% at March 31, 1996. See "Item 1 -- Business -- Asset Quality."

     Non-Interest Income. Non-interest income for the year ended March 31, 1997 amounted to $152,000, a decrease of $59,000 from $211,000 for the 1996 fiscal year. The decrease is primarily due to the decline in the net gain on sales of available-for-sale securities to $23,000 for fiscal 1997, as compared to $88,000 for fiscal 1996.

     Non-Interest Expense. For fiscal years 1997 and 1996, non-interest expense totaled $3.4 million and $2.3 million, respectively. The $1.1 million increase in non-interest expense in the current fiscal year is primarily attributable to the $538,000 SAIF special assessment, as well as increases of $292,000 in compensation and benefits expense, $167,000 in professional services expenses and $122,000 in other non-interest expense. The increase in compensation and benefits expense primarily reflects recognition of a full year of expense in fiscal 1997 (compared to six months of expense in fiscal 1996) for the amended deferred compensation plan for directors, the ESOP and the directors retirement plan; recognition of expense in fiscal 1997 for a portion of the shares awarded under the RRPs; and merit and performance-based increases for certain staff members. Professional services expenses and other non-interest expense increased principally due to increased professional fees, printing and other costs associated with operations as a public company for a full year in fiscal 1997 compared to six months in fiscal 1996.

     Income Tax Expense. Income tax expense for the fiscal years ended March 31, 1997 and 1996 was $326,000 and $609,000, respectively, reflecting an effective tax rate of 27.6% and 42.1%, respectively. Tax expense for the year ended March 31, 1997 reflects a benefit of $166,000 due to the reduction of a deferred tax liability caused by an amendment to the New York State tax law enacted during the year. The amendment changed the base-year for tax bad debt reserves to December 31, 1995 and eliminated the need for a deferred tax liability previously recognized for reserves in excess of the base-year amount. Without this one-time benefit, the effective tax rate would have been 41.7% for fiscal 1997.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and other financial information included in this report have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

YEAR 2000 COMPLIANCE

     The Company, like all companies that utilize computer technology, is facing significant challenges associated with the inability of computer systems to recognize the year 2000 (the "Year 2000 Problem"). Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 Problem due to the nature of financial information. Software, hardware, and equipment both within and outside the Company's direct control and with whom the Company electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on the date field information, such as interest, payment or due dates and other operating functions, will generate results which could be significantly misstated, and the Company could experience a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 Problem could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 Problem could result in a significant adverse impact on the Company's products, services and competitive condition.

     The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problem. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Problem will be mitigated without causing a material adverse impact on the operations of the Company. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have an impact on the operations of the Company. At this time, management does not believe that the impact and any resulting costs will be material.

     Monitoring and managing the year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. The Company does not believe that such costs will have a material effect on its results of operations. Both direct and indirect costs of addressing the Year 2000 Problem will be charged to earnings as incurred. Such costs have not been material to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities. The Company's real estate loan portfolio, concentrated primarily in Westchester County, New York, is subject to risks associated with the local economy.

     The Company's net income is dependent to a substantial extent on its net interest income. Net interest income is derived from the "spread" between the yield on interest-earning assets and interest-bearing liabilities. The net interest income of savings institutions is significantly affected by many factors including: interest rate fluctuations; general economic conditions; product pricing; the relative mix and maturity of interest-earning assets and interest-bearing liabilities; non-interest-bearing sources of funds; and asset quality. Net interest income volatility arises because, as rates fluctuate, interest income and interest expense do not change equally. The management of interest rate risk exposure is an essential component of managing a savings institution. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

     Successful management of interest rate risk requires an awareness of changes and trends in the financial marketplace and the ability to identify and assess the sources of performance variability in an institution's operations. The principal objectives of the Company's interest rate risk management activities are to (i) evaluate the interest rate risk included in certain balance sheet and off-balance sheet accounts, (ii) determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements, and performance objectives, (iii) establish prudent asset concentration guidelines and (iv) manage the risk within prudent levels approved by the Board of Directors.

     The Company has taken several actions, under various market conditions, designed to manage its level of interest rate risk. These actions have included:
(i) purchasing adjustable and fixed rate mortgage-backed securities with varying average lives; (ii) undertaking an effort to lengthen the maturities of its certificates of deposit, the majority of which mature in less than one year; and
(iii) to a lesser extent, increasing the portfolio of adjustable-rate mortgage loans through originations, as market conditions permit. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

     One approach used by management to quantify interest rate risk is the analysis of the change in the Company's net portfolio value ("NPV") arising from movements in interest rates. This approach calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet items. The following table sets forth, at March 31, 1998, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 400 basis points, measured in 100 basis point increments).

                                                      ESTIMATED INCREASE
                      CHANGE IN       ESTIMATED       (DECREASE) IN NPV
                    INTEREST RATES       NPV       -----------------------
                    (BASIS POINTS)     AMOUNT        AMOUNT        PERCENT
                    --------------    ---------    ----------      -------
                                  (DOLLARS IN THOUSANDS)

                         +400         $ 11,500     $ (13,928)       (55)%
                         +300           14,877       (10,551)       (41)
                         +200           18,457        (6,971)       (27)
                         +100           22,113        (3,315)       (13)
                           --           25,428            --         --
                         -100           27,852         2,424         10
                         -200           29,068         3,640         14
                         -300           30,301         4,873         19
                         -400           32,124         6,696         26

     Certain assumptions utilized by the OTS in assessing the interest rate risk of thrift institutions were employed in preparing data included in the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause significantly different changes to the NPV than indicated above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Tappan Zee Financial, Inc.:

     We have audited the accompanying consolidated balance sheets of Tappan Zee Financial, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tappan Zee Financial, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles.



Short Hills, New Jersey
April 28, 1998

                   TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       MARCH 31,
                                                                                              --------------------------
                                                                                                1998             1997
                                                                                              ---------        ---------
                                         ASSETS
Cash and due from banks                                                                       $     783        $     912
Interest-bearing deposits                                                                         2,401            1,438
Federal funds sold                                                                                6,200            5,900
Securities (note 2):
    Available-for-sale, at fair value (amortized cost of $22,719 in 1998 and
        $36,967 in 1997)                                                                         22,868           36,384
    Held-to-maturity, at amortized cost (fair value of $35,971 in 1998 and
        $17,889 in 1997)                                                                         35,531           18,123
                                                                                              ---------        ---------
        Total securities                                                                         58,399           54,507
Loans, net (note 3):
    Mortgage loans                                                                               54,915           51,876
    Other loans                                                                                   3,673            4,170
    Allowance for loan losses                                                                      (702)            (660)
    Net deferred loan fees                                                                         (263)            (276)
                                                                                              ---------        ---------
         Total loans, net                                                                        57,623           55,110
Federal Home Loan Bank stock                                                                        943              674
Real estate owned, net                                                                             --                122
Other assets (note 4)                                                                             2,996            3,178
                                                                                              ---------        ---------
         Total assets                                                                         $ 129,345        $ 121,841
                                                                                              =========        =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits (note 5)                                                                         $ 104,993        $  98,327
    Other liabilities (note 4)                                                                    2,552            2,286
                                                                                              ---------        ---------
         Total liabilities                                                                      107,545          100,613
                                                                                              ---------        ---------
Shareholders' equity (notes 9 and 10):
     Preferred stock (par value $0.01 per share; 1,000,000
         shares authorized; none issued or outstanding)                                            --               --
     Common stock (par value $0.01 per share; 5,000,000
         shares authorized; 1,620,062 shares issued)                                                 16               16
     Additional paid-in capital                                                                  15,086           14,942
     Common stock held by employee stock ownership plan ("ESOP")                                   (904)          (1,056)
     Common stock awarded under recognition and retention plans ("RRPs")                           (401)            (524)
     Treasury stock, at cost (142,000 shares in 1998 and 86,000 shares in 1997)                  (2,060)          (1,070)
     Retained earnings, substantially restricted                                                  9,974            9,269
     Net unrealized gain (loss) on available-for-sale securities, net of taxes (note 2)              89             (349)
                                                                                              ---------        ---------
         Total shareholders' equity                                                              21,800           21,228
                                                                                              ---------        ---------

         Total liabilities and shareholders' equity                                           $ 129,345        $ 121,841
                                                                                              =========        =========


See accompanying notes to consolidated financial statements.

                   TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED MARCH 31,
                                                                       --------------------------------
                                                                        1998         1997         1996
                                                                       ------       ------       ------
Interest income:
     Mortgage loans                                                    $4,609       $4,331       $4,098
     Other loans                                                          395          390          367
     Securities                                                         3,780        3,513        2,387
     Other earning assets                                                 609          357          772
                                                                       ------       ------       ------
        Total interest income                                           9,393        8,591        7,624
                                                                       ------       ------       ------
Interest expense:
      Deposits                                                          4,721        4,094        4,002
      Federal Home Loan Bank advances                                    --             12         --
                                                                       ------       ------       ------
         Total interest expense                                         4,721        4,106        4,002
                                                                       ------       ------       ------

           Net interest income                                          4,672        4,485        3,622
Provision for loan losses (note 3)                                         42           69           90
                                                                       ------       ------       ------
           Net interest income after provision for loan losses          4,630        4,416        3,532
                                                                       ------       ------       ------

Non-interest income:
     Service charges and other fees                                       140          119          109
     Net gain on sales of available-for-sale securities (note 2)          109           23           88
     Other                                                                 19           10           14
                                                                       ------       ------       ------
        Total non-interest income                                         268          152          211
                                                                       ------       ------       ------
Non-interest expense:
     Compensation and benefits (notes 8 and 9)                          1,720        1,477        1,185
     Professional services                                                371          316          149
     Occupancy and equipment                                              181          192          220
     Data processing service fees                                         176          159          151
     Federal deposit insurance:
         Regular premiums                                                  62          155          202
         Special assessment (note 5)                                     --            538         --
     Net cost of real estate owned                                          7           60           22
     Other                                                                493          490          368
                                                                       ------       ------       ------
        Total non-interest expense                                      3,010        3,387        2,297
                                                                       ------       ------       ------
           Income before income tax expense                             1,888        1,181        1,446
Income tax expense (note 7)                                               791          326          609
                                                                       ------       ------       ------
           Net income                                                  $1,097       $  855       $  837
                                                                       ======       ======       ======

Basic earnings per share (note 11)                                     $ 0.80       $ 0.60       $ 0.31
                                                                       ======       ======       ======

Diluted earnings per share (note 11)                                   $ 0.77       $ 0.59       $ 0.31
                                                                       ======       ======       ======


See accompanying notes to consolidated financial statements.

                   TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             COMMON    COMMON                                 NET
                                              ADDITIONAL     STOCK     STOCK                              UNREALIZED      TOTAL
                                      COMMON   PAID-IN       HELD     AWARDED    TREASURY     RETAINED  GAIN (LOSS)ON  SHAREHOLDERS'
                                      STOCK    CAPITAL      BY ESOP  UNDER RRPS   STOCK       EARNINGS    SECURITIES      EQUITY
Balance at March 31, 1995              $--     $  --       $  --        $--        $  --        $ 8,047      $(229)     $  7,818

    Net income                          --        --          --         --           --            837       --             837
    Dividends paid ($0.05 per share)    --        --          --         --           --            (81)      --             (81)
    Issuance of 1,620,062
       common shares                    16      14,885        --         --           --           --         --          14,901
    Shares purchased by ESOP
       (129,600 shares)                 --        --        (1,296)      --           --           --         --          (1,296)
    ESOP shares committed to be
       released (8,124 shares)          --           8          81       --           --           --         --              89
    Decrease in net unrealized loss
      on available-for sale
      securities, net of taxes          --        --          --         --           --           --           92            92
                                       ---     -------     -------      -----      -------      -------      -----      --------

Balance at March 31, 1996               16      14,893      (1,215)      --           --          8,803       (137)       22,360

    Net income                          --        --          --         --           --            855       --             855
    Dividends paid ($0.20 per share)    --        --          --         --           --           (291)      --            (291)
    Repurchase of 86,000
      treasury shares                   --        --          --         --         (1,070)        --         --          (1,070)
    Purchase of 52,840 shares to
      fund awards under the RRP's       --        --          --         (616)        --            (98)      --            (714)
    Amortization of RRP awards          --        --          --           92         --           --         --              92
    ESOP shares committed to be
       released (15,893 shares)         --          49         159       --           --           --         --             208
    Increase in net unrealized loss
      on available-for sale
      securities, net of taxes          --        --          --         --           --           --         (212)         (212)
                                       ---     -------     -------      -----      -------      -------      -----      --------

Balance at March 31, 1997               16      14,942      (1,056)      (524)      (1,070)       9,269       (349)       21,228

    Net income                          --        --          --         --           --          1,097       --           1,097
    Dividends paid ($0.28 per share)    --        --          --         --           --           (392)      --            (392)
    Repurchase of 56,000                --
      treasury shares                   --        --          --         --           (990)        --         --            (990)
    Amortization of RRP awards          --        --          --          123         --           --         --             123
    Tax benefit related to
      RRP awards                        --          22        --         --           --           --         --              22
    ESOP shares committed to be
       released (15,225 shares)         --         122         152       --           --           --         --             274
    Decrease in net unrealized loss
      on available-for sale
      securities, net of taxes          --        --          --         --           --           --          438           438

                                       ---     -------     -------      -----      -------      -------      -----      --------
Balance at March 31, 1998              $16     $15,086     $  (904)     $(401)     $(2,060)     $ 9,974      $  89      $ 21,800
                                       ===     =======     =======      =====      =======      =======      =====      ========





See accompanying notes to consolidated financial statements.

                   TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED MARCH 31,
                                                                              ----------------------------------------
                                                                                1998            1997            1996
                                                                              --------        --------        --------
Cash flows from operating activities:
  Net income                                                                  $  1,097        $    855        $    837
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                                      42              69              90
     Provision for real estate owned losses                                       --                38            --
     Depreciation expense                                                           56              58              73
     Accretion of net deferred loan fees                                           (69)            (44)            (61)
     Net decrease (increase) in accrued interest receivable                         31             (80)            (63)
     Net gain on sales of securities                                              (109)            (23)            (88)
     Noncash ESOP and RRP expense                                                  397             300              89
     Other adjustments, net                                                         97            (145)            113
                                                                              --------        --------        --------
          Net cash provided by operating activities                              1,542           1,028             990
                                                                              --------        --------        --------

Cash flows from investing activities:
  Purchases of securities:
     Available-for-sale                                                        (20,689)        (19,596)        (28,728)
     Held-to-maturity                                                          (21,131)        (10,069)         (5,117)
  Proceeds from principal payments, maturities and calls of securities:
     Available-for-sale                                                          8,005          10,562           8,304
     Held-to-maturity                                                            3,730           1,381           1,424
  Proceeds from sale of available-for-sale securities                           27,023          13,861           3,797
  Disbursements for loan originations                                          (12,759)        (11,903)         (9,314)
  Principal collections on loans                                                10,273           7,942           8,233
  Purchases of FHLB stock                                                         (269)           (113)            (57)
  Proceeds from sales of real estate owned                                         124             249             225
  Other investing cash flows, net                                                   (8)            (49)            (46)
                                                                              --------        --------        --------
          Net cash used in investing activities                                 (5,701)         (7,735)        (21,279)
                                                                              --------        --------        --------

Cash flows from financing activities:
  Net increase in deposits                                                       6,666           8,419           8,095
  Net proceeds from sale of common stock                                          --              --            14,901
  Common stock purchased by ESOP                                                  --              --            (1,296)
  Purchase of common stock for awards under RRP                                   --              (714)           --
  Purchase of treasury stock                                                      (990)         (1,070)           --
  Dividends paid                                                                  (392)           (291)            (81)
  Net increase (decrease) in mortgage escrow funds                                   9              74            (344)
                                                                              --------        --------        --------
          Net cash provided by financing activities                              5,293           6,418          21,275
                                                                              --------        --------        --------

Net increase (decrease) in cash and cash equivalents                             1,134            (289)            986

Cash and cash equivalents at beginning of year                                   8,250           8,539           7,553
                                                                              --------        --------        --------

Cash and cash equivalents at end of year                                      $  9,384        $  8,250        $  8,539
                                                                              ========        ========        ========

Supplemental disclosures:
  Interest paid                                                               $  4,721        $  4,106        $  4,002
  Income taxes paid                                                                742             646             531
  Securities transferred from held-to-maturity to available-for-sale              --              --            11,320
  Mortgage loans transferred to real estate owned                                 --              --               111
                                                                              ========        ========        ========

See accompanying notes to consolidated financial statements.

                   TAPPAN ZEE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In June 1995, Tarrytown and North Tarrytown Savings and Loan Association converted from a New York State chartered mutual savings and loan association to a federally chartered mutual savings bank under the new name Tarrytowns Bank, FSB (the "Bank"). Tappan Zee Financial, Inc. (the "Registrant") became the holding company for the Bank on October 5, 1995 upon completion of the conversion of the Bank from a mutual savings bank to a stock savings bank (the "Conversion"). In March 1998, the Registrant established TPNZ Preferred Funding Corporation ("TZPFC"), as a wholly owned subsidiary. The purpose of TZPFC is to acquire and manage a portfolio of mortgage loans and mortgage-backed securities. TZPFC is intended to qualify as a Real Estate Investment Trust for tax purposes. Collectively, the Registrant, TZPFC and the Bank are referred to herein as the "Company."

     The Company's primary market area consists of the Village of Tarrytown and its neighboring communities in Westchester County, New York. The Bank is a community-oriented savings institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds in mortgage loans secured by one- to four-family residences. To a significantly lesser extent, funds are invested in multi-family, commercial real estate, construction, commercial business and consumer loans. The Company also invests in mortgage-backed and other securities. Deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation. The Company's primary regulator is the Office of Thrift Supervision ("OTS").

     The following is a summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements.

Basis of Presentation

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. These financial statements include the accounts of the Registrant and its wholly-owned subsidiaries, the Bank and TZPFC. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Prior to the Conversion, the Registrant had no operations other than those of an organizational nature. All financial information included herein for periods prior to the Conversion refers to the Bank.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation. For purposes of reporting cash flows, cash equivalents consist of overnight federal funds sold.

Securities

    The securities portfolio includes primarily debt securities. These debt securities are principally mortgage-backed securities, consisting of pass-through securities issued by United States government-sponsored entities (Ginnie Mae, Fannie Mae and Freddie Mac) and collateralized mortgage obligations ("CMOs").

    Individual securities are classified as held-to-maturity securities, trading securities, or available-for-sale securities. The held-to-maturity category represents debt securities for which the entity has the positive intent and ability to hold to maturity. Trading securities are debt and equity securities that are bought principally for the purpose of selling them in the near term. All other debt and equity securities are classified as available-for-sale.

    Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses excluded from earnings and reported on a net-of-tax basis as a separate component of shareholders' equity. The Company has no trading securities. Federal Home Loan Bank ("FHLB") stock is a non-marketable security held in accordance with certain regulatory requirements and, accordingly, is carried at cost.

    Premiums and discounts on debt securities are amortized to interest income on a level-yield basis over the expected terms of the securities. Realized gains and losses on sales of securities are determined based on the amortized cost of the specific securities sold. Unrealized losses on held-to-maturity and available-for-sale securities are charged to earnings when the decline in fair value of a security is judged to be other than temporary.

Allowance for Loan Losses

     Effective April 1, 1995, the Company prospectively adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under SFAS No. 114, a loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest contractually due. Creditors are permitted to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than an impaired loan's recorded investment, an impairment loss is recognized as part of the allowance for loan losses. SFAS No. 118 allows creditors to continue to use existing methods for recognizing interest income on impaired loans. The Company's adoption of these statements did not affect its overall allowance for loan losses or income recognition practices.

     The allowance for loan losses is increased by provisions for losses charged to operations. Losses on loans (including impaired loans) are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged-off are credited to the allowance when realized. Management estimates the allowance for loan losses based on an evaluation of the Company's past loan loss experience, known and inherent risks in the portfolio, estimated value of underlying collateral, and current economic conditions. In management's judgment, the allowance for loan losses is adequate to absorb probable losses in the existing portfolio.

     Establishing the allowance for loan losses involves significant management judgments utilizing the best information available at the time of review. Those judgments are subject to further review by various sources, including the Company's regulators. Future adjustments to the allowance may be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, the identification of additional problem loans, and other factors.

Interest and Fees on Loans

     Generally, a loan (including an impaired loan under SFAS No. 114) is placed on non-accrual status when principal or interest payments become ninety days past due, or earlier if the ability of the borrower to meet contractual payment terms is in doubt. When loans are placed on non-accrual status, unpaid interest is reversed against interest income of the current period. Thereafter, interest payments received on non-accrual loans are either applied to reduce unpaid principal balances or reported as interest income, depending on management's judgment as to the likelihood of further collections. Loans are returned to accrual status when collectibility is no longer considered doubtful.

     Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the level-yield method over the contractual life of the related loan. Net deferred fees and costs applicable to prepaid loans are recognized in interest income at the time of prepayment. Discounts on consumer loans are accreted using the level-yield method.

Real Estate Owned

     Real estate owned consists of properties acquired through foreclosure or deed in lieu of foreclosure. A property is initially recorded at fair value less estimated sales costs, with any resulting writedown charged to the allowance for loan losses. Thereafter, an allowance for losses on real estate owned is established for any further declines in fair value less estimated sales costs. Fair value estimates are based on recent appraisals and other available information. Costs incurred to develop or improve properties are capitalized, while holding costs are charged to expense.

Office Property and Equipment

     Office property and equipment (included in other assets) is comprised of land (carried at cost) and building, furniture, fixtures and equipment (carried at cost less accumulated depreciation). Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Costs incurred to improve or extend the life of existing assets are capitalized. Repairs and maintenance, as well as renewals and replacements of a routine nature are charged to expense.

Income Taxes

     Using the asset and liability method, deferred taxes are recognized for the estimated future tax effects attributable to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A deferred tax liability is recognized for all temporary differences that will result in future taxable income. A deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income tax expense in the period that includes the enactment date of the change.

Postretirement Benefit and Deferred Compensation Plans

      The Company has a non-contributory defined benefit pension plan which covers substantially all employees. Pension costs are funded on a current basis. In addition, the Company provides for postretirement health care benefits for employees and directors. Costs for these benefits, as well as the Company's directors' retirement plan and directors' deferred compensation plan, are accounted for on an accrual basis as such benefits are earned by active employees.

Stock-Based  Compensation Plans

     Compensation expense is recognized in an amount equal to the fair value of ESOP shares that have been committed to be released for allocation to participant accounts. To the extent that the fair value of these shares differs from the original cost, the difference is charged or credited to shareholders' equity (additional paid-in capital). The cost of unallocated ESOP shares not yet committed to be released is reflected as a reduction of shareholders' equity.

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

     The fair value of the RRP shares awarded by the Company, measured as of the grant date, is recognized as unearned compensation (a deduction from shareholders' equity) and amortized to compensation expense as the shares become vested. An excess of the cost to fund purchases of RRP shares over the grant-date fair value is charged to retained earnings.

Earnings Per Share

     In fiscal 1998, the Company retroactively adopted SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS") by all entities with complex capital structures. SFAS No. 128 requires the presentation of basic EPS and diluted EPS and the restatement of all prior-period EPS data. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Unallocated ESOP shares that have not been committed to be released to participants are excluded from outstanding shares in computing EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is computed by dividing adjusted net income by the weighted average number of common shares outstanding for the period plus common stock equivalents. EPS is reported for periods following the Conversion. The weighted average number of shares used in the computation of basic EPS and diluted EPS for the year ended March 31, 1998 were 1,372,051 and 1,423,299, respectively.

Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. However, certain FASB statements require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of equity in the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also requires descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the enterprise in its general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

    In February 1998, the FASB also issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Retirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits.

     The Company will adopt these disclosure requirements beginning in the first quarter of fiscal 1999. Management does not anticipate that these standards will have a material impact on the Company's financial statements.

(2) SECURITIES

     The following is a summary of available-for-sale and held-to-maturity securities at March 31, 1998:

                                           Amortized         Gross Unrealized          Fair
                                                          ---------------------
                                             Cost          Gains        Losses         Value
                                                             (In thousands)
AVAILABLE-FOR-SALE SECURITIES
Mortgage-backed securities:
  CMOs                                      $    85       $     3       $  --          $    88
  Pass-through securities                    19,759           167           (25)        19,901
                                            -------       -------       -------        -------
          Total                              19,844           170           (25)        19,989
U.S. Agency and other debt securities            75             4          --               79
Mutual fund investments                       2,800          --            --            2,800
                                            -------       -------       -------        -------
          Total                             $22,719       $   174       $   (25)       $22,868
                                            =======       =======       =======        =======
HELD-TO-MATURITY SECURITIES
Mortgage-backed securities:
  CMOs                                      $   683       $     8       $    (1)       $   690
  Pass-through securities                    32,450           441           (40)        32,851
                                            -------       -------       -------        -------
          Total                              33,133           449           (41)        33,541
U.S. Agency and other debt securities         2,398            32          --            2,430
                                            -------       -------       -------        -------
          Total                             $35,531       $   481       $   (41)       $35,971
                                            =======       =======       =======        =======

     The following is a summary of available-for-sale and held-to-maturity securities at March 31, 1997:

                                           Amortized        Gross Unrealized            Fair
                                                          ---------------------
                                             Cost         Gains         Losses         Value
                                                              (In thousands)
AVAILABLE-FOR-SALE SECURITIES
Mortgage-backed securities:
  CMOs                                      $ 8,329       $     2       $  (215)       $ 8,116
  Pass-through securities                    15,954             6          (161)        15,799
                                            -------       -------       -------        -------
          Total                              24,283             8          (376)        23,915
U.S. Agency and other debt securities         8,029             2          (217)         7,814
Mutual fund investments                       4,655          --            --            4,655
                                            -------       -------       -------        -------
          Total                             $36,967       $    10       $  (593)       $36,384
                                            =======       =======       =======        =======

HELD-TO-MATURITY SECURITIES
Mortgage-backed securities:
  CMOs                                      $   996       $     3       $    (5)       $   994
  Pass-through securities                    14,078            85          (282)        13,881
                                            -------       -------       -------        -------
          Total                              15,074            88          (287)        14,875
U.S. Agency and other debt securities         3,049            14           (49)         3,014
                                            -------       -------       -------        -------
          Total                             $18,123       $   102       $  (336)       $17,889
                                            =======       =======       =======        =======


     The net unrealized gain (loss) on available-for-sale securities was $149,000 ($89,000 after taxes) at March 31, 1998 and ($583,000) (($349,000)
after taxes) at March 31, 1997. Changes in unrealized holding gains and losses resulted in after-tax (decreases) increases in shareholders' equity of $438,000 in fiscal 1998, ($212,000) in fiscal 1997 and $92,000 in fiscal 1996. These gains and losses will continue to fluctuate based on changes in the portfolio and market conditions.

     Sales of available-for-sale securities resulted in the following gross realized gains and gross realized losses during the years ended March 31:

              1998         1997         1996
              -----        -----        -----
                      (In thousands)
Gains         $ 171        $  89        $  90
Losses          (62)         (66)          (2)
              -----        -----        -----

    Net       $ 109        $  23        $  88
              =====        =====        =====


     The following is a summary of the amortized cost and fair value of debt securities, other than mortgage-backed securities, by remaining term to contractual maturity as of March 31, 1998. Actual maturities may differ from these amounts because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Available-for-Sale         Held-to-Maturity
                                       --------------------      --------------------
                                       Amortized     Fair        Amortized      Fair
                                         Cost        Value         Cost         Value
                                                       (In thousands)

One year or less                        $ --         $ --         $ --         $ --
More than one year to five years            30           32          500          503
More than five years to ten years         --           --          1,699        1,723
More than ten years                         45           47          199          204
                                        ------       ------       ------       ------
          Total                         $   75       $   79       $2,398       $2,430
                                        ======       ======       ======       ======

(3) LOANS

     Loans are summarized as follows at March 31:

                                              1998            1997
                                              ----            ----
                                                 (In thousands)
Mortgage loans:
    Residential properties:
      One- to four-family                   $ 45,146        $ 43,958
      Multi-family                             1,994           2,289
    Commercial properties                      4,618           3,910
    Construction loans                         3,706           2,405
    Construction loans in process               (549)           (686)
                                            --------        --------
                                              54,915          51,876
                                            --------        --------
Other loans:
    Commercial business loans                  2,462           2,846
    Automobile loans                             683             781
    Other consumer loans                         751             797
    Unearned discounts                          (208)           (239)
    Unused commercial lines of credit            (15)            (15)
                                            --------        --------
                                               3,673           4,170
                                            --------        --------
         Total loans                          58,588          56,046
Allowance for loan losses                       (702)           (660)
Net deferred loan fees                          (263)           (276)
                                            --------        --------
         Total loans, net                   $ 57,623        $ 55,110
                                            ========        ========


    The loan portfolio at March 31, 1998 consisted of fixed-rate loans of $46.1 million and adjustable-rate loans of $12.5 million with weighted average yields of 8.50% and 8.36%, respectively. At March 31, 1997, fixed-rate loans were $42.4 million and adjustable-rate loans were $13.6 million.

     The Company primarily originates mortgage loans secured by existing single-family residential properties. The Company also originates multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans. A substantial portion of the loan portfolio is secured by real estate properties located in Westchester County, New York. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area.

    Loans to directors, executive officers and related parties at March 31, 1998 and 1997 amounted to $1.1 million. During fiscal 1998, there were new loans to such persons of $11,000 and repayments of $19,000.

     The following is a summary of loans on non-accrual status and accruing loans past ninety days or more at March 31:

                                                                   1998          1997        1996
                                                                   ----          ----        ----
                                                                            (In thousands)
NON-ACCRUAL LOANS:
  Mortgage loans:
     One- to four-family                                           $1,202       $1,355       $  856
     Commercial property                                              238          123          126
                                                                   ------       ------       ------
                                                                    1,440        1,478          982
                                                                   ------       ------       ------
ACCRUING LOANS PAST DUE NINETY DAYS OR MORE:
  Mortgage loans:
     One- to four-family                                             --           --            342
     Commercial property                                             --             72          266
     Construction                                                     108          100         --
  Commercial business and consumer                                     11            8           42
                                                                   ------       ------       ------
      Total                                                           119          180          650
                                                                   ------       ------       ------
Total non-performing loans                                         $1,559       $1,658       $1,632
                                                                   ======       ======       ======


     If interest payments on the foregoing non-accrual loans had been made during the respective years in accordance with the loan agreements, interest income would have (decreased) increased by ($9,000), $22,000 and $35,000 in fiscal 1998, 1997 and 1996, respectively.

    SFAS No. 114 applies to loans that are individually evaluated for collectibility in accordance with the Company's normal loan review procedures (principally loans in the multi-family, commercial mortgage and construction loan categories). The standard does not apply to smaller-balance, homogeneous loans such as the Company's one- to four-family residential mortgage loans. The Company's total recorded investment in impaired loans (which related to commercial mortgage loans on non-accrual status) amounted to $238,000 and $123,000 at March 31, 1998 and 1997, respectively. An allowance for loan impairment under SFAS No. 114 was not required for these loans due to the adequacy of the collateral value. The Company's average recorded investment in impaired loans was $126,000 and $125,000 for fiscal 1998 and 1997, respectively. Interest collections and income recognized on impaired loans were insignificant for both years.

    Activity in the allowance for loan losses is summarized as follows for the years ended March 31:

                                                       1998        1997         1996
                                                      -----       -----        -----
                                                               (In thousands)
Balance at beginning of year                          $ 660       $ 654        $ 650
Provision for losses                                     42          69           90
Charge-offs                                            --           (63)         (86)
Recoveries                                             --          --           --
                                                      -----       -----        -----
Balance at end of year                                $ 702       $ 660        $ 654
                                                      =====       =====        =====

 (4) OTHER ASSETS AND LIABILITIES

         A summary of other assets and liabilities at March 31 follows:

                                                                                                               1998         1997
                                                                                                              ------       ------
                                                                                                                 (In thousands)
OTHER ASSETS:
    Office property and equipment, net of accumulated depreciation
       of $380 in 1998 and $365 in 1997                                                                       $  496       $  544
    Accrued interest receivable                                                                                  747          778
    Deferred income taxes (note 7)                                                                               734          859
    Intangible asset recognized for directors' deferred compensation plan (note 8)                               360          510
    Prepaid expenses and other                                                                                   659          487
                                                                                                              ------       ------
        Total                                                                                                 $2,996       $3,178
                                                                                                              ======       ======
OTHER LIABILITIES:
    Obligation for directors' deferred compensation plan (note 8)                                             $1,035       $  928
    Mortgage escrow funds                                                                                        793          784
    Other                                                                                                        724          574
                                                                                                              ------       ------
        Total                                                                                                 $2,552       $2,286
                                                                                                              ======       ======


(5) DEPOSITS

    Deposit balances and weighted average stated interest rates at March 31 are summarized as follows:


                                                              1998                      1997
                                                    -----------------------    -----------------------
                                                        Amount        Rate         Amount      Rate
                                                    --------------   ------    -------------  ------
                                                                (Dollars in thousands)

Checking                                            $       2,310              $      2,771
NOW                                                         3,853    2.00%            3,756     2.00%
Money market                                                2,687    2.75             3,157     2.75
Regular savings                                            14,554    2.75            15,008     2.75
Statement savings                                          10,533    2.92            10,757     2.92
                                                    --------------             -------------
                                                           33,937    2.53            35,449     2.51
                                                    --------------             -------------

Savings certificates by remaining
 period to maturity:
  Under one year                                           53,403    5.75            49,026     5.72
  One to three years                                       17,653    6.12            13,852     5.98
                                                    --------------             -------------
                                                           71,056    5.84            62,878     5.78
                                                    --------------             -------------
          Total                                     $     104,993    4.77      $     98,327 %   4.60%
                                                    ==============             =============


     Savings certificates issued in denominations of $100,000 or more totaled $9.7 million and $9.4 million at March 31, 1998 and 1997, respectively.

     The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. Among other things, the Funds Act required depository institutions to pay a one-time special assessment of 65.7 basis points on their SAIF-assessable deposits held on March 31, 1995, in order to recapitalize the SAIF to the level required by law. The Bank's special assessment of $538,000 was accrued as a charge to non-interest expense for the quarter ended September 30, 1996. The assessment was paid in November 1996.

(6) FEDERAL HOME LOAN BANK ADVANCES

       As a member of the FHLB of New York, the Bank has access to funds in the form of FHLB advances. Based on the level of qualifying collateral available to secure advances at March 31, 1998, the Bank's borrowing capacity was $31.3 million, none of which was used at that date. Advances are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (such as securities and single-family residential mortgage loans) with a fair value, as defined, at least equal to 110% of the outstanding advances.

(7) INCOME TAXES

     Income tax expense (benefit) consists of the following for the years ended March 31:

                       1998         1997         1996
                       -----        -----        -----
                                (In thousands)
FEDERAL:
    Current            $ 776        $ 432        $ 465
    Deferred            (124)          47          (14)
                       -----        -----        -----
                         652          479          451
                       -----        -----        -----
NEW YORK STATE:
    Current              184           94           94
    Deferred             (45)        (247)          64
                       -----        -----        -----
                         139         (153)         158
                       -----        -----        -----
TOTAL:
    Current              960          526          559
    Deferred            (169)        (200)          50
                       -----        -----        -----
                       $ 791        $ 326        $ 609
                       =====        =====        =====


       Total income tax expense differs from the amounts computed by applying the applicable statutory federal income tax rate of 34% to income before income tax expense. A reconciliation of the tax at the statutory rate to the Company's actual tax expense follows for the years ended March 31:

                                                       1998         1997          1996
                                                      -----        -----         -----
                                                            (Dollars in thousands)
Tax at federal statutory rate                         $ 642        $ 402         $ 492
State tax (benefit) expense, net of federal tax          92         (101)          104
effect
Other, net                                               57           25            13
                                                      -----        -----         -----
Actual income tax expense                             $ 791        $ 326         $ 609
                                                      =====        =====         =====

Effective income tax rate                              41.9%        27.6%         42.1%
                                                      =====        =====         =====

       The tax effects of temporary differences that give rise to the Company's deferred tax assets and liabilities at March 31 are as follows:

                                                             1998         1997
                                                             -----        -----
                                                               (In thousands)
DEFERRED TAX ASSETS:
  Allowance for loan losses                                  $ 287        $ 270
  Net unrealized loss on available-for-sale securities        --            234
  Loan origination fees                                        108          113
  Other                                                        406          292
                                                             -----        -----
     Total deferred tax assets                                 801          909
                                                             -----        -----

DEFERRED TAX LIABILITIES:
  Net unrealized gain on available-for-sale securities         (60)        --
  Other                                                         (7)         (50)
                                                             -----        -----
     Total deferred tax liabilities                            (67)         (50)
                                                             -----        -----

Net deferred tax assets                                      $ 734        $ 859
                                                             =====        =====


        Based on the Company's historical and anticipated future pre-tax earnings, management believes that it is more likely than not that the Company's deferred tax assets will be realized.

      As a thrift institution, the Bank is subject to special provisions in the federal and New York state tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves represent the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. Deferred tax liabilities have been recognized with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

     Certain amendments to the federal and New York state tax laws regarding bad debt deductions were enacted in 1996. The federal amendments include elimination of the percentage-of-taxable-income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. This recapture requirement had no significant effect on the Bank since its federal bad debt reserves approximated the base-year amounts. The New York State amendments redesignate the Bank's state bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage-of-taxable-income method. This change effectively eliminated the excess New York State reserves for which the Company had recognized a deferred tax liability. Accordingly, the Company reduced its deferred tax liability in the quarter ended September 30, 1996, by $166,000, representing a state deferred tax benefit of $252,000 less related deferred federal taxes of $86,000.

     At March 31, 1998, the Bank's federal and state bad debt reserves were $1.2 million and $5.2 million, respectively, which equaled the base-year amounts. Deferred tax liabilities have not been recognized with respect to these reserves since the Company does not expect that such amounts will become taxable in the foreseeable future. Under the tax laws as amended, events that would result in taxation of these reserves include (i) redemptions of the Bank's stock or certain excess distributions to the Registrant, and (ii) failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes. At March 31, 1998, the Bank's unrecognized deferred tax liabilities with respect to the federal and state base-year reserves were approximately $0.2 million and $0.6 million, respectively.

(8) POSTRETIREMENT BENEFITS AND DEFERRED COMPENSATION PLANS

     Pension Plans and Deferred Compensation Plan

     All eligible employees are included in a non-contributory, multiple-employer defined benefit pension plan (the "Pension Plan"). The Company's annual contributions to the Pension Plan are based on actuarially determined funding requirements. The Company has also established a non-qualified deferred compensation plan for directors of the Bank or the Registrant, which was adopted in its amended form upon Conversion (the "Deferred Compensation Plan").

    The following is a reconciliation of the funded status of these plans and the assets (liabilities) recognized in the consolidated balance sheets at March 31:

                                                                                                    Deferred
                                                                     Pension Plan               Compensation Plan
                                                                ----------------------        ----------------------
                                                                  1998           1997           1998           1997
                                                                -------        -------        -------        -------
                                                                            (In thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation - vested                       $(1,173)       $(1,040)       $(1,035)       $  (928)
  Accumulated benefit obligation - nonvested                         (1)          --             --             --
                                                                -------        -------        -------        -------
     Total accumulated benefit obligation                        (1,174)        (1,040)        (1,035)          (928)
  Effect of projected future compensation levels                   (198)          (234)          --             --
                                                                -------        -------        -------        -------
Projected benefit obligation for service rendered to date        (1,372)        (1,274)        (1,035)          (928)
Plan assets (insurance contract, at contract value)               1,166          1,050           --             --
                                                                -------        -------        -------        -------
Projected benefit obligation in excess of plan assets              (206)          (224)        (1,035)          (928)
Unrecognized prior service cost                                    --             --              556            751
Unrecognized net loss (gain) from experience different
  from that assumed and effect of changes in assumptions            128            113           (196)          (241)
Unrecognized net transition obligation                               82             90           --             --
Additional minimum liability recognized with a
  corresponding intangible asset (note 4)                          --             --             (360)          (510)
                                                                -------        -------        -------        -------
     Assets (Liabilities) recognized                            $     4        $   (21)       $(1,035)       $  (928)
                                                                -------        -------        -------        -------


Plan expense consisted of the following components for the years ended March 31:

                                                                                                       Deferred
                                                                Pension Plan                        Compensation Plan
                                                       -------------------------------        -----------------------------
                                                        1998         1997         1996         1998        1997        1996
                                                       -----        -----        -----        -----       -----       -----
                                                                                   (In thousands)

Service cost (benefits earned during the period)       $  31        $  30        $  28        $  29       $  39       $  23
Interest cost on projected benefit obligation             91           87           81           72          59          43
Return on plan assets                                   (102)         (80)         (80)        --          --          --
Net amortization and deferral                             18           13            9          166         158          98
                                                       -----        -----        -----        -----       -----       -----
             Net expense                               $  38        $  50        $  38        $ 267       $ 256       $ 164
                                                       =====        =====        =====        =====       =====       =====

     The actuarial present values of the projected benefit obligations at March 31,1998 were determined for the Pension Plan and the Deferred Compensation Plan based on discount rates of 6.75% and 7.25%, respectively. The discount rate used for both plans at March 31, 1997 was 7.00%. Actuarial amounts for the Pension Plan were also based on rates of increase in future compensation levels of 4.50% in 1998 and 5.5% in 1997, and expected long-term rates of return on plan assets of 8.5% in both years.

    Under the Deferred Compensation Plan, directors may defer all or part of their compensation received for services to the Company (including compensation paid to an officer-director for service as an officer). Deferred amounts are applied to either the purchase of (i) a life insurance policy, in which case the amount of deferred benefits payable is based on the value to the Company of expected death benefit proceeds, or (ii) Company common stock and other investments, in which case the amount of deferred benefits payable is based on the investment performance of the investments made. Deferred benefits are paid in installments over a ten-year period beginning upon termination of service as a director. In the event of a change in control of the Registrant or the Bank, the plan requires full funding of any previously-purchased life insurance contracts. In connection with the Conversion, the Company established a trust fund with an independent fiduciary for the purpose of accumulating funds to be used to satisfy its obligations under the plan.

    For financial reporting purposes the value of the life insurance contracts are not considered plan assets but, instead, are included in the Company's consolidated balance sheet. At March 31, 1998, the cash surrender values of purchased life insurance policies were approximately $299,000. Compensation and benefits expense for fiscal years 1998 and 1997 and for the six-month period ended March 31, 1996 was reduced by $46,000, $91,000 and $60,000, respectively, with respect to the recognition of additional cash surrender values on these policies. The total death benefits payable under the insurance policies amounted to approximately $916,000 at March 31, 1998. Although the Company may be obligated for certain cash payments prior to the receipt of proceeds from the purchased life insurance policies, the Company should ultimately be reimbursed in whole from such life insurance proceeds.

    The Company also has a retirement plan for directors, which is a non-qualified plan that became effective upon the Conversion. Outside directors are participants in this unfunded plan only if they have elected not to participate in the Deferred Compensation Plan described above. Participants in the directors' retirement plan who have attained age 65 and completed ten or more years of service (including past service as a director of the Bank) will receive an annual retirement benefit equal to the aggregate director compensation received (excluding stock compensation) for the final year of board service. Reduced benefits apply for shorter service periods and for early retirement. Pension expense was $16,000 for the fiscal years 1998 and 1997 and $8,000 for the six-month period ended March 31, 1996. The actuarial present value of the accumulated and projected benefit obligations both were $78,000 at March 31, 1998 and $65,000 at March 31, 1997.

  Postretirement Health Care Benefits

       Substantially all employees become eligible for postretirement health care (medical and dental) benefits if they meet certain age and length of service requirements. The cost of postretirement health care benefits is recognized on an accrual basis as such benefits are earned by active employees.

     The following is a reconciliation of the actuarial liabilities for postretirement health care benefits, none of which have been funded, and the liabilities recognized in the consolidated balance sheets at March 31:

                                                 1998         1997
                                                -----        -----
                                                 (In thousands)
Accumulated benefit obligation:
  Retirees                                      $(209)       $ (62)
  Fully-eligible employees                        (97)         (74)
  Other active participants                      (214)         (57)
                                                -----        -----
     Total accumulated benefit obligation        (520)        (193)
Unrecognized net actuarial loss (gain)            280           (9)
                                                -----        -----
     Liabilities recognized                     $(240)       $(202)
                                                =====        =====


The net periodic postretirement benefit expense consisted of the following components for the years ended March 31:

                                                      1998      1997      1996
                                                       ---       ---       ---
                                                           (In thousands)
Service cost (benefits earned during the period)       $12       $ 3       $ 3
Interest cost on accumulated benefit obligation         33        14        18
Net amortization and deferral                           10        --         4
                                                       ---       ---       ---
             Net expense                               $55       $17       $25
                                                       ===       ===       ===

    The accumulated postretirement benefit obligation was determined using the projected unit credit cost method with a discount rate of 6.75% and 7.25% at March 31, 1998 and 1997, respectively. The assumed rate of increase in future health care costs was 7.0% for 1998, gradually decreasing to 5.0% in the year 2005 and remaining at that level thereafter. A one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated benefit obligation by approximately $91,000 at March 31, 1998 with an insignificant effect on expense recognized for the year then ended.

(9) STOCK-BASED COMPENSATION PLANS

Employee Stock Ownership Plan

    In connection with the Conversion, the Company established an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP borrowed approximately $1.3 million from the Registrant and used the funds to purchase 129,600 shares of the Registrant's common stock sold in the offering. The Bank makes monthly contributions to the ESOP sufficient to fund the debt service requirements over the ten-year term of the loan from the Registrant.

    Shares purchased by the ESOP are held in a suspense account by the plan trustee for allocation to participants as the loan is repaid. Shares released from the suspense account are allocated to participants on the basis of their relative compensation. Participants become vested in the shares allocated to their respective accounts over a period not to exceed five years. Any forfeited shares are allocated to other participants in the same proportion as contributions. Shares allocated to participants or committed for release to participants totaled 15,225 in fiscal 1998, 15,893 in fiscal 1997 and 8,124 in the six-month period ended March 31, 1996. Expense recognized with respect to such shares amounted to $274,000 in fiscal 1998, $208,000 in fiscal 1997 and $89,000 in the six-month period ended March 31, 1996, based on the average fair value of the Registrant's common stock for each period. The cost of the 90,358 shares which have not yet been committed to be released to participant accounts at March 31, 1998 is reflected as a reduction of shareholders' equity in the amount of $904,000. The fair value of these shares was approximately $1.8 million at that date.

Stock Option Plans

    On July 10, 1996, the Company's shareholders approved the Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Stock Option Plan") and the Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Directors' Stock Option Plan").

    Under the Stock Option Plan, 113,400 shares of authorized but unissued Registrant stock are reserved for issuance upon option exercises. Options under this plan may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value on the date of grant. Options expire no later than ten years following the date of grant.

    Under the Directors' Stock Option Plan, 48,600 shares of authorized but unissued Registrant stock are reserved for issuance to outside directors upon option exercises. Options granted under this plan are non-qualified options. Other option terms and conditions are similar to those under the Stock Option Plan.

    Effective July 10, 1996, initial option grants were made under the Stock Option Plan and the Directors' Stock Option Plan for 81,000 shares and 40,500 shares, respectively, at an exercise price of $11.625 per share. These options have a ten-year term and vest ratably over five years from the date of grant. Each option, however, becomes fully exercisable upon a change in control of the Registrant or the Bank, or upon the death, disability or retirement of the option holder. No options were granted during the year ended March 31, 1998. All options granted in July 1996 were outstanding at March 31, 1998 with a remaining life of 8.3 years; 24,300 options were exercisable at that date. At March 31, 1998, shares available for future grants totaled 32,400 for the Stock Option Plan and 8,100 for the Directors' Stock Option Plan.

    Options were granted at an exercise price equal to the fair value of the common stock at the grant date. Therefore, in accordance with the provisions of APB Opinion No. 25 related to fixed stock options, no compensation expense is recognized with respect to options granted or exercised. Had the Company applied the fair-value-based method of SFAS No. 123 to the options granted, using the Black-Scholes option-pricing model, net income and earnings per share for the years ended March 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                          1998            1997
                          ----            ----
                         (Dollars in thousands)
NET INCOME:
    As reported         $   1,097       $     855
    Pro forma (1)       $   1,012       $     795

BASIC EPS:
    As reported         $    0.80       $    0.60
    Pro forma (1)       $    0.74       $    0.56

DILUTED EPS:
    As reported         $    0.77       $    0.59
    Pro forma (1)       $    0.71       $    0.58


(1) The estimated per-share fair value of options granted in July 1996 was $4.06, using the following assumptions: dividend yield of 2.0%; expected volatility of 25.3%; risk-free interest rate of 7.1%; and expected option life of 7 years. There were no options granted in fiscal 1998.

Recognition and Retention Plans

    On July 10, 1996, the Company's shareholders approved the Tappan Zee Financial, Inc. Recognition and Retention Plan for Officers and Employees ("Employees' Plan") and the Tappan Zee Financial, Inc. Recognition and Retention Plan for Outside Directors ("Directors' Plan"). The purpose of these plans is to provide officers and non-employee directors of the Company with a proprietary interest in the Company in a manner designed to encourage their retention. Total shares authorized are 45,360 for the Employees' Plan and 19,440 for the Directors' Plan.

    Effective July 10, 1996, initial stock awards were made under the Employees' Plan and the Directors' Plan for 32,400 shares and 19,440 shares, respectively. These awards vest ratably over five years from the date of grant; however, immediate vesting occurs upon a change in control of the Registrant or the Bank, or upon the death, disability or retirement of the participant. An additional grant of 1,000 shares was made under the Employees' Plan later in fiscal 1997. The fair value of the shares awarded under the plans, totaling $616,000 at the grant dates, is being amortized to compensation expense on a straight-line basis over the five-year vesting periods. Compensation expense of $123,000 and $92,000 was recognized in fiscal 1998 and 1997. Unearned compensation cost of $401,000 is reflected as a reduction of shareholders' equity at March 31, 1998.

(10) SHAREHOLDERS' EQUITY

Liquidation Account

    In accordance with regulatory requirements, the Bank established a liquidation account at the time of the Conversion in the amount of $7.8 million, equal to its equity at March 31, 1995. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

CAPITAL DISTRIBUTIONS

    The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. The OTS capital distribution regulations applicable to savings institutions (such as the Bank) that meet their regulatory capital requirements, generally limit dividend payments in any year to the greater of (i) 100% of year-to-date net income plus an amount that would reduce surplus capital by one-half or (ii) 75% of net income for the most recent four quarters. Surplus capital is the excess of actual capital at the beginning of the year over the institution's minimum regulatory capital requirement. The cash dividends paid by the Bank to the Registrant in fiscal 1998, 1997 and 1996 were not affected by this limitation.

    Unlike the Bank, the Registrant is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders. The Registrant is subject, however, to Delaware law which generally limits dividends to an amount equal to the excess of the net assets of the Registrant (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

    To date, the Registrant has repurchased 142,000 shares of its common stock (or approximately 8.8% of its common stock issued) for the treasury, in open market transactions, at a total cost of $2.1 million or $14.51 per share.

Regulatory Capital Requirements

    OTS regulations require savings institutions to maintain a minimum ratio of tangible capital to total adjusted assets of 1.5%; a minimum ratio of Tier I
(core) capital to total adjusted assets of 4.0% (3.0% at March 31, 1997); a minimum ratio of Tier I (core) capital to risk-weighted assets of 4.0% (no requirement at March 31, 1997); and a minimum ratio of total (core and supplementary) capital to risk-weighted assets of 8.0%.

    Under its prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a Tier I (core) capital ratio of at least 5.0%; a Tier I risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

    The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors. These capital requirements, which are applicable to the Bank only, do not consider additional capital at the holding company level.

       Management believes that, as of March 31, 1998 and 1997, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

      The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 1998 and 1997, compared to the OTS requirements for classification as a well-capitalized institution and for minimum capital adequacy:

                                                            For Classification as             Minimum Capital
                                  Bank Actual                  Well Capitalized                   Adequacy
                          -----------------------------  -----------------------------  -----------------------------
                              Amount         Ratio          Amount         Ratio            Amount          Ratio
                                                          (Dollars in thousands)
MARCH 31, 1998
Tangible capital              $17,292         13.8%              N/A          N/A            $1,878          1.5%
Tier I (core) capital          17,292         13.8            $6,259          5.0%           $5,007          4.0
Risk-based capital:
     Tier I                    17,292         43.3             2,394          6.0            $1,596          4.0
     Total                     17,793         44.6             3,989         10.0             3,191          8.0


MARCH 31, 1997
Tangible capital              $16,607         14.1%              N/A          N/A            $1,763          1.5%
Tier I (core) capital          16,607         14.1            $5,876          5.0%           $3,526          3.0
Risk-based capital:
     Tier I                    16,607         38.2             2,606          6.0               N/A          N/A
     Total                     17,151         39.5             4,344         10.0             3,475          8.0

(11) EARNINGS PER SHARE

    As discussed in note 1, the Company has adopted SFAS No. 128, "Earnings Per Share" and restated its EPS data for all periods to present basic EPS and diluted EPS in accordance with the new requirements. The following is an analysis of the Company's EPS computations under SFAS No. 128 for the years ended March 31, 1998 and 1997 and the period from October 5, 1995 (the Conversion date) to March 31, 1996:

                                                                       1998            1997             1996
                                                                       ----            ----             ----
                                                                (Dollars in thousands, except per share data)
BASIC EPS:
     Net income available to common shareholders                    $    1,097       $      855       $      470
                                                                    ----------       ----------       ----------

     Weighted average common shares outstanding                      1,372,051        1,426,735        1,495,086
                                                                    ----------       ----------       ----------

     Basic EPS                                                      $     0.80       $     0.60       $     0.31
                                                                    ==========       ==========       ==========

DILUTED EPS:
     Net income                                                     $    1,097       $      855       $      470
                                                                    ----------       ----------       ----------

     Weighted average common shares outstanding                      1,372,051        1,426,735        1,495,086
     Dilutive common stock equivalents:
       Common stock equivalents due to the dilutive effect of
         stock options under the treasury stock method                  37,319           12,125             --
       Common stock equivalents due to the dilutive effect of
         RRP awards under the treasury stock method                     13,929           10,540             --
                                                                    ----------       ----------       ----------
     Total weighted average diluted shares                           1,423,299        1,449,400        1,495,086
                                                                    ----------       ----------       ----------

     Diluted EPS                                                    $     0.77       $     0.59       $     0.31
                                                                    ==========       ==========       ==========


(12) COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Financial Instruments

    The Company's off-balance sheet financial instruments at March 31, 1998 and 1997 were limited to fixed-rate mortgage loan origination commitments with total contractual amounts of $965,000 and $1.5 million, respectively, and weighted average interest rates of 7.49% and 8.61%, respectively. These instruments involve elements of credit risk and interest rate risk in addition to the amounts recognized in the consolidated balance sheets. The contractual amounts represent the Company's maximum potential exposure to credit loss, but do not necessarily represent future cash requirements since certain commitments may expire without being funded. Loan commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the customer. Commitments are subject to the credit approval process applied in the Company's general lending activities, including a case-by-case evaluation of the customer's creditworthiness and related collateral requirements.

Legal Proceedings

    In the normal course of business, the Company is involved in various outstanding legal proceedings. Management has discussed the nature of these proceedings with legal counsel. In the opinion of management, the financial position of the Company will not be materially affected as a result of the outcome of such legal proceedings.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires the Company to disclose fair value information about financial instruments for which it is practicable to estimate fair value, whether or not such financial instruments are recognized on the balance sheet. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

    Quoted market prices are used to estimate fair values when those prices are available. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated by management using techniques such as discounted cash flow analysis and comparison to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters, such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. In addition, since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. Fair values disclosed in accordance with SFAS No. 107 do not reflect any premium or discount that could result from the sale of a large volume of a particular financial instrument, nor do they reflect possible tax ramifications or estimated transaction costs.

    The following is a summary of the carrying values and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at March 31:

                                                            March 31,
                                    ----------------------------------------------------
                                              1998                        1997
                                    ------------------------     -----------------------
                                    Carrying      Estimated      Carrying     Estimated
                                     Value        Fair Value      Value       Fair Value
                                     -----        ----------      -----       ----------
                                                      (In thousands)
FINANCIAL ASSETS:
  Cash and due from banks            $   783       $   783       $   912       $   912
  Interest-bearing deposits            2,401         2,401         1,438         1,438
  Federal funds sold                   6,200         6,200         5,900         5,900
  Securities                          58,399        58,839        54,507        54,273
  Loans,net                           57,623        58,812        55,110        54,909
  FHLB stock                             943           943           674           674
  Accrued interest receivable            747           747           778           778

FINANCIAL LIABILITIES:
  Savings certificate accounts        71,056        71,173        62,878        62,816
  Other deposit accounts              33,937        33,937        35,449        35,449


    The following is a description of the principal valuation methods used by the Company to estimate the fair values of its financial instruments:

    Securities. Fair values were determined by published market prices or securities dealers' estimated prices.

    Loans. Fair values were estimated by portfolio, for loans with similar financial characteristics. Loans were segregated by type, such as one-to four-family residential, multi-family residential, commercial real estate, consumer and commercial loans. Each loan category was further segmented into fixed and adjustable-rate categories, and by performing and non-performing categories. The pricing methodology for performing one- to four-family residential mortgage loans was determined based on the zero-coupon yield curve plus the option-adjusted spread for fixed-rate mortgages. The fair values for performing loans in other portfolio categories were estimated by discounting the expected cash flows using current market rates for loans with similar terms to borrowers of similar credit quality. The fair values of non-performing loans were based on management's analysis of estimated cash flows discounted at rates commensurate with the credit risk involved.

    Deposit Liabilities. The fair value of savings certificate accounts represents contractual cash flows discounted using interest rates currently offered on accounts with similar characteristics and remaining maturities. In accordance with SFAS No. 107, the fair values of other deposit accounts (those with no stated maturity such as savings accounts) are equal to the carrying amounts payable on demand. In accordance with SFAS No. 107, these fair values do not include the value of core deposit relationships which comprise a significant portion of the Company's deposit base. Management believes that the Company's core deposit relationships provide a relatively stable, low-cost funding source which has a substantial unrecognized value separate from the deposit balances.

    Other Financial Instruments. The other financial assets and liabilities listed in the preceding table have fair values that approximate the respective carrying values because the instruments are payable on demand or have short-term maturities, and present relatively low credit risk and interest rate risk. Fair values of the loan origination commitments described in note 12 were estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the instruments and the creditworthiness of the potential borrowers. At March 31, 1998 and 1997, the fair values of these commitments approximated the related carrying values which were not significant.

(14) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

    Set forth below are the condensed balance sheets of Tappan Zee Financial, Inc. as of March 31, 1998 and 1997, and its condensed statements of income and cash flows for the years ended March 31, 1998 and 1997 and the period from October 5, 1995 (the Conversion date) to March 31, 1996:

                                                             March 31,
                                                        ---------------------
CONDENSED BALANCE SHEETS                                 1998          1997
                                                        -------       -------
Assets                                                      (In thousands)
    Cash                                                $   238       $   271
    Securities and interest-bearing deposits              2,820         4,662
    Investment in subsidiaries                           18,520        16,298
    Other assets                                            241             8
                                                        -------       -------
       Total assets                                     $21,819       $21,239
                                                        =======       =======

Liabilities and Shareholders' Equity
    Accrued expenses                                    $    19       $    11
    Shareholders' equity                                 21,800        21,228
                                                        -------       -------
       Total liabilities and shareholders' equity       $21,819       $21,239
                                                        =======       =======



                                                                                 Period Ended March 31,
                                                                         --------------------------------------
                                                                           1998           1997            1996*
                                                                         -------        -------         -------
CONDENSED STATEMENTS OF INCOME                                                       (In thousands)
Dividends from subsidiaries                                              $   400        $   360         $    90
Interest income                                                              203            255              78
Non-interest expense                                                        (182)          (152)            (22)
                                                                         -------        -------         -------
    Income before income tax expense and equity in undistributed
       earnings of subsidiaries                                              421            463             146
Income tax expense                                                             8             38              33
                                                                         -------        -------         -------
    Income before equity in undistributed earnings of subsidiaries           413            425             113
Equity in undistributed earnings of subsidiaries                             684            430             357
                                                                         -------        -------         -------
       Net income                                                        $ 1,097        $   855         $   470
                                                                         =======        =======         =======

* From the date of Conversion, October 5, 1995

                                                                                        Period Ended March 31,
                                                                                ----------------------------------------
                                                                                  1998            1997            1996*
                                                                                --------        --------        --------
                                                                                             (In thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
    Net income                                                                  $  1,097        $    855        $    470
    Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed earnings of subsidiaries                          (684)           (430)           (357)
          Other adjustments, net                                                     194             297               6
                                                                                --------        --------        --------
             Net cash provided by operating activities                               607             722             119
                                                                                --------        --------        --------
Cash flows from investing activities:
    Purchase of common stock of subsidiaries                                      (1,100)           --            (7,357)
                                                                                --------        --------        --------
Cash flows from financing activities:
    Net proceeds from sale of common stock, exclusive of ESOP shares                --              --            13,605
    Purchase of common stock for awards under RRP                                   --              (714)           --
    Purchase of treasury stock                                                      (990)         (1,070)           --
    Dividends paid                                                                  (392)           (291)            (81)
                                                                                --------        --------        --------
             Net cash provided by financing activities                            (1,382)         (2,075)         13,524
(Decrease) increase in cash and cash equivalents                                  (1,875)         (1,353)          6,286
Cash and cash equivalents at beginning of period                                   4,933           6,286            --
                                                                                --------        --------        --------
Cash and cash equivalents at end of period                                      $  3,058        $  4,933        $  6,286
                                                                                ========        ========        ========

* From the date of Conversion, October 5, 1995




(15) MERGER AGREEMENT

    On March 6, 1998, the Registrant entered into a definitive agreement ("Merger Agreement") pursuant to which the Registrant will merge with and into U.S.B. Holding Co., Inc. ("USB"), a registered bank holding company and parent company of Union State Bank, a New York State chartered commercial bank. The Bank will operate as a wholly-owned subsidiary of USB.

    Under the terms of the Merger Agreement, each shareholder of the Registrant will receive USB common stock that is anticipated to have a value of $22.00 per share for each share of the Registrant. The exchange ratio will be fixed upon receipt of all regulatory approvals. The minimum exchange ratio will be 0.88 shares of USB common stock for each share of the Registrant's common stock, if USB's common stock has a value of $25.00 per share, or higher, and subject to the exception below, the maximum exchange ratio will be 1.24 shares of USB common stock for each share of Registrant common stock if USB's common stock has a value of $17.75, or lower. If USB's common stock has a value of between $17.75 and $25.00 per share, the Exchange Ratio will be established to provide a value to the Registrant's shareholders of $22.00 per share. If USB's common stock falls below $15.00 per share, the Registrant will have the right to terminate the transaction subject to USB's right to adjust the Exchange Ratio so as to assure the Registrant's shareholders receive a value of $18.60 per Registrant share.

    The transaction is intended to be a tax free exchange of common shares and will be accounted for as a pooling of interests. The transaction is subject to receipt of regulatory approvals and the approval of the Registrant's shareholders. The transaction will be presented for approval at a special meeting of the Registrant's shareholders.

    In connection with the Merger Agreement, the Registrant and USB also entered into a Stock Option Agreement which, under certain defined circumstances, would enable USB to purchase up to 294,134, or 19.9%, of the Registrant's issued and outstanding common stock at a price of $18.50 per share.

(16) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data for fiscal 1998 and 1997 is shown below:

                                                                       Three Months Ended
                                                    ----------------------------------------------------
                                                    June 30      September 30   December 31     March 31
                                                    -------      ------------   -----------     --------
                                                            (In thousands, except per share data)
FISCAL 1998
Interest income                                      $ 2,265       $ 2,327        $ 2,348       $ 2,453
Interest expense                                       1,132         1,179          1,201         1,209
                                                     -------       -------        -------       -------
       Net interest income                             1,133         1,148          1,147         1,244
Provision for loan losses                                 11            10             11            10
Non-interest income                                       50            48             79            91
Non-interest expense                                     714           766            778           752
                                                     -------       -------        -------       -------
       Income before income tax expense                  458           420            437           573
Income tax expense                                       193           176            183           239
                                                     -------       -------        -------       -------
       Net income                                    $   265       $   244        $   254       $   334
                                                     =======       =======        =======       =======
       Basic earnings per share                      $  0.19       $  0.18        $  0.19       $  0.24
                                                     =======       =======        =======       =======
       Diluted earnings per share                    $  0.19       $  0.17        $  0.18       $  0.23
                                                     =======       =======        =======       =======
FISCAL 1997
Interest income                                      $ 2,088       $ 2,155        $ 2,152       $ 2,196
Interest expense                                       1,004         1,018          1,022         1,062
                                                     -------       -------        -------       -------
       Net interest income                             1,084         1,137          1,130         1,134
Provision for loan losses                                  6            20             20            23
Non-interest income                                       40            34             31            47
Non-interest expense (1)                                 677         1,306            708           696
                                                     -------       -------        -------       -------
       Income (loss) before income tax expense           441          (155)           433           462
Income tax expense (benefit) (1)                         187          (229)           175           193
                                                     -------       -------        -------       -------
       Net income                                    $   254       $    74        $   258       $   269
                                                     =======       =======        =======       =======
       Basic earnings per share                      $  0.17       $  0.05        $  0.18       $  0.19
                                                     =======       =======        =======       =======
       Diluted earnings per share                    $  0.17       $  0.05        $  0.18       $  0.19
                                                     =======       =======        =======       =======


(1) For the quarter ended September 30, non-interest expense includes the SAIF special assessment of $538,000 and income tax benefit includes $166,000 attributable to a change in state tax law. See notes 5 and 7.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The Certificate of Incorporation and Bylaws of the Company provide for the election of directors by the shareholders. For this purpose, the Board of Directors of the Company is divided into three classes, as nearly equal in number as possible. The terms of office of the members of one class expire, and a successor class is to be elected, at each annual meeting of shareholders. There are currently seven directors of the Company.

     Information as to Directors. The following table sets forth certain information with respect to each director. There are no arrangements or understandings between the Company and any director or nominee pursuant to which such person was elected or nominated to be a director of the Company. For information with respect to the security ownership of directors, see "Stock Owned by Management."

Directors                                         Director          Term          Position(s) Held with the
                                     Age(1)       Since(2)        Expires           Company and the Bank
Stephen C. Byelick                     73            1983            1998     President and Chief Executive
                                                                              Officer and Director of the Company
                                                                              and Tarrytowns

John T. Cooney                         63            1982            1998     Director of the Company and Tarrytowns

Marvin Levy                            72            1980            1999     Director and Chairman of the Company
                                                                              and Tarrytowns

Kevin J. Plunkett                      48            1990            1999     Director of the Company and Tarrytowns

Gerald L. Logan                        60            1990            2000     Director of the Company and Tarrytowns

Harry G. Murphy                        41            1989            2000     Vice President and Secretary and
                                                                              Director of the Company and Tarrytowns

Paul R. Wheatley                       67            1989            1999     Director of the Company and Tarrytowns

(1)      As of April 30, 1998.

(2) Includes service as a Director or Director Emeritus of Tarrytowns and its predecessor, Tarrytown and North Tarrytown Saving and Loan Association.

     The principal occupation and business experience of each nominee for election as director and each Continuing Director is set forth below.

DIRECTORS

     Stephen C. Byelick has served as President and Chief Executive Officer of the Company since its formation in 1995 and has been a Director or Director Emeritus of Tarrytowns and its Chief Executive Officer since 1983. Prior to 1983, Mr. Byelick was a vice president with The Bank of New York, serving in a variety of functions including branch management, lending and marketing.

     John T. Cooney has served as a Director of the Company since its formation in 1995 and has been a Director of Tarrytowns since 1982. Mr. Cooney is a Vice President of County Asphalt Inc., a manufacturer of asphalt paving materials, and has been with this company for more than 25 years. Mr. Cooney is also a Vice President of Westchester Industries, Inc., a real estate and holding corporation, and a partner in Cooney Realty Co., a real estate partnership, and has been with such entities for greater than 25 years.

      Marvin Levy has served as a Director and Chairman of the Company since its formation in 1995, a Director of Tarrytowns since 1980 and Director and Chairman of the Board of Tarrytowns since 1990. Mr. Levy is a C.P.A. and has been the President of Greller and Company P.C., a professional corporation of certified public accountants, for in excess of 25 years.

      Kevin J. Plunkett has served as a Director of the Company since its formation in 1995 and has been a Director of Tarrytowns since 1990. Mr. Plunkett has been a practicing attorney since 1975. Mr. Plunkett was an Assistant District Attorney, Felony Trial Division, of Westchester County from 1975 to 1979 and was an Acting Village Justice for the Village of Tarrytown from 1985 to 1987. He is the Village Attorney for the Village of Irvington, N.Y. and the Village of Dobbs Ferry, N.Y. Mr. Plunkett is currently a member in the law firm of Plunkett & Jaffe, P.C., with offices in White Plains, New York City and Albany. He is a member of the Board of Trustees of Iona College, New Rochelle, New York.

     Paul R. Wheatley has served as a Director of the Company since its formation in 1995 and has been a Director of Tarrytowns since 1989. Mr. Wheatley was President of Beck & Wheatley Inc., an insurance agency and real estate brokerage concern, from 1970 until his retirement in 1993.

      Gerald L. Logan has served as a Director of the Company since its formation in 1995 and has been a Director of Tarrytowns since 1990. Since 1995, Mr. Logan has been a registered representative of The Windmill Group, Inc., a financial planning firm. Mr. Logan was employed as a vice president of Axe-Houghton Management, an investment management firm from 1954 to 1992. Mr. Logan has been a member of the National Association of Securities Dealers, Inc. since 1958. Mr. Logan retired from USF&G-AHM, an insurance company in 1997.

      Harry G. Murphy has served as Vice President and Secretary and Director of the Company since its formation in 1995. Mr. Murphy has been a Vice President of Tarrytowns since 1983, Vice President and Secretary of Tarrytowns since 1987 and a Director of Tarrytowns since 1989. Mr. Murphy is also the Community Reinvestment Officer of Tarrytowns. Prior to 1983, Mr. Murphy was an assistant treasurer with The Bank of New York.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS OF THE COMPANY

      The Company Board of Directors meets on a monthly basis and may have additional special meetings upon the request of the Chairman of the Board. The Company's Board of Directors met twenty times during the fiscal year ended March 31, 1998. No director attended fewer than 75% of the total number of Board meetings and committee meetings of which such director was a member except Mr. Cooney who attended 70% of the Board meetings and was absent from the Examining and Audit Committee meeting.

      The Board of Directors of the Company has established the following committees:

     The Executive Committee consists of all members of the Board of Directors. The purpose of this committee is to monitor and manage the Company's interest rate risk against applicable board and regulatory standards and coordinate such interest rate risk management with the Company's operating plan. This committee, from time to time, also reviews regulatory issues and reports of regulatory examinations. This committee meets as requested by the Board of Directors. The Company did not call an Executive Committee meeting solely for these specific functions during fiscal 1998 but instead dealt with these responsibilities at Tarrytowns' Executive Committee meeting and at regular and special meetings of the Company's Board of Directors. Tarrytowns' Executive Committee consists of the same board members as the Company's Executive Committee meeting.

     The Compensation Committee consists of Messrs. Plunkett (Chairman), Logan and Wheatley. This committee establishes the compensation of the Chief Executive Officer, approves the compensation of other officers, and determines compensation and benefits to be paid to employees of Tarrytowns. The committee meets yearly and as requested by the Board of Directors. The Compensation Committee of the Company met two times in fiscal 1998. In addition, the Compensation Committee of Tarrytowns, which committee consists of the same board members as the Company's Compensation Committee, met three times during fiscal 1998.

     The Examining and Audit Committee consists of Messrs. Logan (Chairman), Cooney and Wheatley. Tarrytowns' Internal Auditor reports to this committee. The purpose of this committee is to provide assurance that the Company's internal controls are adequate and that financial disclosures made by management portray Tarrytowns' financial condition and results of operations. The committee is responsible for the classification of assets and the establishment of adequate valuation allowances. The committee also maintains a liaison with the outside auditors and reviews the adequacy of internal controls. The committee meets at least annually or as called by the Committee Chairman. The Examining and Audit Committee met one time in fiscal 1998. In addition, the Examining and Audit Committee of Tarrytowns, which consists of the same board members as the Company's Examining and Audit Committee, met twelve times during fiscal 1998.

     The Nominating Committee consists of Messrs. Levy (Chairman), Plunkett, Wheatley, Logan and Murphy. The nominating committee nominates candidates for the election of directors. The committee meets as called by the Committee Chairman. This committee met one time during fiscal 1998, to select the nominees for election as directors at the annual meeting of shareholders.

EXECUTIVE OFFICERS

     The following individuals are executive officers of the Company and hold the offices set forth below opposite their names. There are no executive officers of the Company who are not also directors.

   NAME                                    POSITIONS HELD WITH THE COMPANY
   Stephen C. Byelick                      President and Chief Executive Officer
   Harry G. Murphy                         Vice President and Secretary

     The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The Company has entered into Employment Agreements with its executive officers which sets forth the terms of their employment.

    Since the formation of the Company, none of the executive officers or other employee personnel has received remuneration from the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of the total outstanding shares of the Company Common Stock to file with the SEC reports of ownership and changes of ownership. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Other than the annual statements of changes in beneficial ownership of securities filed with the SEC on Form 4 and Form 5 for each officer and director, which were accurate in all respects, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during the 1998 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      Fee Arrangements. Currently, each outside director of the Company receives a fee of $700 per meeting attended and, in addition to such fee, the Chairman of the Board receives a fee of $200 per month for Board service. All committee members receive a fee of $300 for attendance at each committee meeting, with the exception of members of the Examining and Audit Committee. The Chairman and members of the Examining and Audit Committee receive a fee of $250 and $100, respectively, for each committee meeting attended. When the Boards of Directors of the Company and Tarrytowns meet on the same day, only one meeting fee is paid to any director. In such a circumstance, the meeting fee is paid by Tarrytowns.

     Directors' Retirement Plan. The Company maintains a non-qualified retirement plan for eligible outside directors (the "Directors' Retirement Plan"). This Plan provides benefits to each eligible outside director of the Company commencing on his termination of Board service at or after age 65. Each outside director who served or agreed to serve on the Board of Directors of the Company or Tarrytowns subsequent to the completion of the Conversion automatically became a participant in the Plan unless prior to, or, on or after such date, the director irrevocably elected to participate in the Deferred Compensation Plan (described below) and waived benefits under the Directors' Retirement Plan. Currently, there are only two outside directors participating in the Directors' Retirement Plan. An eligible outside director retiring at or after age 65 will be paid an annual retirement benefit equal to the amount of the aggregate compensation for services as a director (excluding stock compensation) paid to him for the 12-month period immediately prior to his termination of Board service, multiplied by a fraction, the numerator of which is the number of his years of service as an outside director (including service as a director or trustee of Tarrytowns or any predecessor) and the denominator of which is 10. An individual who terminates Board service after having served as an outside director for 10 years may elect to begin collecting benefits under the Directors' Retirement Plan at or after attainment of age 50, but the annual retirement benefits payable to him will be reduced pursuant to the Plan's early retirement reduction formula to reflect the commencement of benefit payments prior to age 65. An outside director may elect to have his benefits distributed in any one of the following forms: (i) a single life annuity; (ii) a 50% or 100% joint and survivor annuity; or (iii) a single life annuity with a 5, 10, or 15 year guaranteed term. In the event an outside director dies prior to the commencement of benefit payments under the Directors' Retirement Plan, a 50% survivor annuity will automatically be paid to his surviving spouse.

     Deferred Compensation Plan for Directors. The Company also maintains a non-qualified deferred compensation plan ("Deferred Compensation Plan") pursuant to which directors may defer receipt of all or a portion of the compensation received for their services to the Company or Tarrytowns and its affiliated companies (including compensation paid to an officer-director for service as an officer). Any director who elects to participate in the Deferred Compensation Plan will be deemed to have irrevocably waived his benefits under the Directors' Retirement Plan. Compensation deferred is applied to either the purchase of investments (including shares of the Company Common Stock) for the account of the director, in which case the amount of deferred benefits payable is based on the investment performance of the investments made, or the compensation deferred is used to pay annual premiums on life insurance policies owned by Tarrytowns and covering the lives of the participants, in which case the amount of deferred benefits payable is based on the value to Tarrytowns of expected death benefit proceeds. Deferred benefits are paid in installments over a period of ten years beginning upon termination of service as a director. In the event a director dies prior to the complete distribution of his account in the Deferred Compensation Plan, the remainder will be paid in a single sum payment to his designated beneficiary. The Deferred Compensation Plan currently requires the full funding of all premiums due under the four existing life insurance contracts purchased for the Plan in the event a "change in control," such as the Merger, were to occur. A separate trust fund has been established with an independent fiduciary (the "Trustee") for the purpose of accumulating funds to be used to satisfy the Company's obligations under the Deferred Compensation Plan. The Trustee will vote any shares of The Company Common Stock purchased for a participant's account in the Deferred Compensation Plan in accordance with the directions given by such participant.

     Outside Director Option Plan and Outside Director RRP. The Company has also established, with the approval of its shareholders obtained at the 1996 annual meeting ("1996 Annual Meeting") the Outside Director Option Plan and the Outside Director RRP. In general, only non-employee directors of the Company may participate and receive awards under these Plans. At the 1996 Annual Meeting, when the Outside Director Option Plan and Outside Director RRP first became effective, each outside director was granted a non-qualified stock option to purchase 8,100 shares of the Company Common Stock and a restricted stock award covering 3,240 shares of Common Stock. The options and restricted stock awards vest at the rate of 20% per year, on each anniversary of the award grant date, with full vesting to occur after a five consecutive year period. In addition, the Outside Director Option Plan and Outside Director RRP provide for the options granted to outside directors to become immediately exercisable and for the shares of restrict stock granted to them to become fully distributable -- prior to the expiration of the five year period -- upon an outside director's retirement, death, disability, or a "change in control," which, for this purpose, would include shareholder approval of the Merger Agreement.

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash compensation paid by the Company and Tarrytowns for services rendered in all capacities during the fiscal year ended March 31, 1998 and for the two preceding fiscal years, to the Chief Executive Officer and the executive officers of the Company and Tarrytowns whose annual salary and bonus for such fiscal year was in excess of $100,000 ("Named Executive Officers").

                                                                              LONG TERM COMPENSATION
                                                                      ---------------------------------------
                                     ANNUAL COMPENSATION                        AWARDS               PAYOUTS
                          ----------------------------------------    ----------------------------  ---------
                                                                                    OPTIONS/
                                                         OTHER         RESTRICTED      STOCK                        ALL
                              ANNUAL COMPENSATION        ANNUAL          STOCK      APPRECIATION      LTIP         OTHER
NAME AND PRINCIPAL                  SALARY      BONUS  COMPENSATION      AWARDS         RIGHTS       PAYOUT     COMPENSATION
POSITIONS                 YEAR      ($)(1)       ($)     ($)(2)         ($)(3)      ("SARS")(#)(4)     ($)         ($)(5)
---------------------------------------------------------------------------------------------------------------------------
Stephen C. Byelick,        1998    $160,750   $23,338      ---           ---           ---           ---           $47,981
President and              1997    $154,500   $17,290      ---          $188,325          40,500     ---           $42,674
Chief Executive Officer    1996    $158,567   $18,083      ---           ---           ---           ---           $11,110

Harry G. Murphy,           1998     $99,000   $18,418      ---           ---           ---           ---           $47,981
Vice President             1997     $95,000   $12,220      ---          $188,325          40,500     ---           $30,656
and Secretary              1996     $97,900   $12,530      ---           ---           ---           ---            $7,687

Footnotes follow on next page.

(1) Includes compensation under the Deferred Compensation Plan and, for the period prior to Tarrytowns' stock conversion in 1995, fees earned as a director of Tarrytowns.

(2) For 1998, 1997, and 1996, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.

(3) Includes 16,200 shares granted in fiscal 1997 to each of Mr. Byelick and Mr. Murphy pursuant to the Employee RRP approved by shareholders at the 1996 Annual Meeting. The value of the 16,200 share award as shown in the table above is based on a per share price of $11.625, the final quoted sales price of a share on the date of the award. Stock awards vest in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date, subject to earlier vesting upon termination of employment. The Employee RRP provides that, in the case of termination of employment due to retirement, death, disability or a "change in control," such as shareholder approval of the Merger Agreement, all shares granted will become immediately vested. At March 31, 1998, the aggregate value of Mr. Byelick's and Mr. Murphy's restricted share awards was $328,050, based on the final quoted sales price of $20.25 per share as of such date.

(4) Includes 40,500 shares subject to options granted to each of Mr. Byelick and Mr. Murphy pursuant to the Employee Option Plan approved by shareholders at the 1996 Annual Meeting. As of March 31, 1998, 8,100 of the options held by Mr. Byelick and Mr. Murphy under the Employee Option Plan to purchase shares of the Company Common Stock at the exercise price of $11.625 per share were exercisable. On July 11, 1998, 8,100 additional options granted to Mr. Byelick and Mr. Murphy will become exercisable. The options granted under the Employee Option Plan are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended ("Code") to the maximum extent possible and any options that do not so qualify will constitute non-qualified stock options. The Employee Option Plan provides for options to become exercisable in five equal installments on the first, second, third, fourth and fifth anniversaries of the grant date and to generally remain exercisable until the tenth anniversary of the grant date, subject to earlier expiration upon termination of employment. Pursuant to the Employee Option Plan, in the event of an option holder's termination of employment due to retirement, death, disability or a "change in control," which would include shareholder approval of the Merger Agreement, all options granted become immediately exercisable.

(5) Includes shares of the Company Common Stock allocated to the accounts of Messrs. Byelick and Murphy, pursuant to the ESOP. Mr. Byelick was allocated 2,559 in fiscal 1998, 3,132 shares in fiscal 1997 and 880 shares in fiscal 1996. Mr. Murphy was allocated 2,559 in fiscal 1998, 2,250 shares in fiscal 1997 and 609 shares in fiscal 1996. The value of the shares were based on a price per share of $18.750, $13.375 and $12.625 respectively, the final quoted sales price of the Company Common Stock on the Nasdaq Stock Market on December 31, 1997, December 31, 1996 and December 31, 1995, the dates of allocation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are no other interlocks, as defined under the rules and regulations of the SEC, between the Compensation Committee and corporate affiliates of members of the Compensation Committee or otherwise. The Compensation Committee consists of Messrs. Plunkett (Chairman), Logan and Wheatley.

EMPLOYMENT AGREEMENTS

     The Company and Tarrytowns have entered into employment agreements (collectively, the "Employment Agreements") with Messrs. Byelick and Murphy (the "Senior Executive(s)"). These Employment Agreements establish the respective duties and compensation of the Senior Executives and ensure the ability of the Company and Tarrytowns to maintain a stable and competent management. For purposes of achieving comparable goals, the Merger Agreement provides for USB and Tarrytowns to enter into new agreements with these Senior Executives that will replace and supersede the Employment Agreements, currently in effect, which are described below.

     The existing Employment Agreements between Tarrytowns and the Senior Executives provide for initial three year terms and further provide that, commencing on the first anniversary date of the Agreement and continuing each anniversary date thereafter, the Board of Directors may, with the Senior Executive's concurrence, extend its Employment Agreements for an additional year, so that the remaining terms shall be three years, after conducting a performance evaluation of the Senior Executive. The Board of Directors of Tarrytowns, with the consent of each Senior Executive, approved an extension to each Agreement effective as of June 23, 1997. The Company's Employment Agreements with the Senior Executive provide for automatic daily extensions such that the remaining terms of the Employment Agreements shall be three years unless written notice of non-renewal is given by the Board of Directors or the Senior Executive. The Employment Agreements provide that the Senior Executive's base salary will be reviewed annually and adjusted based on the Senior Executive's job performance and the performance of the Company and Tarrytowns. As of May 31, 1998, the base salaries for Messrs. Byelick and Murphy are $164,500 and $102,000, respectively. In addition to base salaries, the Employment Agreements provide for, among other things, entitlement to participation in stock, retirement and welfare benefit plans and eligibility for fringe benefits applicable to executive personnel such as a company car and fees for club and organization memberships deemed appropriate by Tarrytowns or the Company and the Senior Executive. The Employment Agreements provide for termination by Tarrytowns or the Company at any time for cause as defined in the Employment Agreements. In the event Tarrytowns or the Company chooses to terminate the Senior Executive's employment for reasons other than for cause, or in the event of the Senior Executive's voluntary or involuntary termination of employment following a "change in control" of the Company or Tarrytowns, which would include the Merger, the Senior Executive or, in the event of death, his beneficiary would be entitled to a lump sum cash payment in an amount equal to the remaining base salary and bonus payments due to the Senior Executive and the additional contributions or benefits that would have been earned under any employee benefit plans of Tarrytowns or the Company during the remaining terms of the Employment Agreements. Tarrytowns and the Company would also continue the Senior Executive's life, health and disability insurance coverage for the remaining terms of the Employment Agreements.

     It is not anticipated that any cash or benefits payable to the Senior Executives following the Merger will constitute "excess parachute" payments" under Section 280G of the Code that would result in the imposition of a 20% excise tax on the recipient and the denial of the deduction for such excess amounts to the Company, its successor USB, and Tarrytowns. However, in the event that any such payments or benefits constitute "excess parachute payments" triggering an excise tax, the new agreements to be entered into by and among USB, Tarrytowns and the Senior Executives provide for full indemnification of each Senior Executive with respect to any such excise tax liability.

EMPLOYEE RETENTION AGREEMENTS.

     In order to further its goal of ensuring a stable management team during a possible "change in control," the Company and Tarrytowns also entered into employee retention agreements, dated as of June 23, 1997, with the following executives: James D. Haralambie, Christina Vidal Clarke, Margaret Sampson and Valerie Wilson (collectively, the "Employee Retention Agreements"). These Agreements supersede and replace the prior employee retention agreements adopted by the Company and Tarrytowns in connection with Tarrytowns' Conversion in 1995. The Merger Agreement provides for USB to honor and assume the terms of these Employee Retention Agreements, which are described below.

     Effective upon a "change of control" of the Company or Tarrytowns (which would include the Merger), each Employee Retention Agreement provides for an "Assurance Period" of two years, in the case of Mr. Haralambie and Ms. Clarke, and one year, in the case of Ms. Sampson or Ms. Wilson, that will commence effective upon such event. Each Employee Retention Agreement provides that if, at any time during the applicable "Assurance Period" or during the three month period prior to the "change in control," the executive's employment is terminated for any reason other than "for cause" (as defined in the Agreement) death or disability, or if the executive voluntarily resigns his employment due to: (i) a material diminution in the executive's functions, duties or responsibilities; (ii) a reduction in the executive's compensation; (iii) a material change in the employee benefit programs provided to the executive by Tarrytowns, USB or any successor; or (iv) a relocation of the executive's principal place of employment that would result in a one-way commuting time in excess of the greater of: (A) 30 minutes or (B) the executive's commuting time immediately before the change, the executive, or, in the event of his or her death, the executive's beneficiary, would be entitled to receive a severance payment equal to the remaining base salary, bonus payments and the additional contributions or benefits that would have been earned by the executive under any employee benefit plans of Tarrytowns or the Company during the remaining portion of the executive's Assurance Period. The Employee Retention Agreements also provide for the executive's life, health and disability insurance coverage to be continued for the remaining Assurance Period.

BENEFITS

       Retirement Plan. Tarrytowns has maintained a non-contributory, tax-qualified defined benefit pension plan (the "Retirement Plan") for eligible employees, since 1957. All employees at least age 21 who have completed at least one year of service are eligible to participate in the Retirement Plan. The Retirement Plan provides for an annual annuity benefit for each participant, including executive officers named in the Summary Compensation Table above, equal to 2% of the participant's average annual earnings (average W-2 compensation during the highest 36 consecutive months of the participant's final 120 months of employment) multiplied by the participant's years (and any fraction thereof) of eligible employment (up to a maximum of 30 years). The Retirement Plan was amended, effective as of January 30, 1998, to permit a participant to elect a lump sum distribution of his benefits under the Plan under certain circumstances, including in-service distribution. A participant will become fully vested in his or her benefit under the Retirement Plan after five years of service. The Retirement Plan is funded by Tarrytowns on an actuarial basis. The Plan is administered by the Pension Committee of Tarrytowns' Board of Directors and operates on a calendar year basis. Tarrytowns has established a trust for the Retirement Plan ("Retirement Plan Trust") and has appointed an unrelated trustee ("Trustee") to administer the Trust. Up to 10% of the Retirement Plan's assets may be invested by the Trustee in shares of the Company Common Stock, in such amounts and upon such terms and conditions as the Pension Committee may determine to be in the best interests of the Plan participants and beneficiaries. These shares may be acquired through open market purchases, if permitted, or from authorized but unissued shares. As of March 31, 1998, the Retirement Plan has purchased 6,275 shares of the Company Common Stock. These shares are held unallocated to any participants in the Retirement Plan Trust. The Trustee, subject to its fiduciary duty, will vote the shares of the Company Common Stock held in the Retirement Plan Trust in accordance with the directions given by the Pension Committee.

     The following table illustrates the annual benefit payable upon normal retirement at age 65 (in single life annuity amounts with no offset for Social Security benefits) at various levels of compensation and years of service:

                                                                 Years of Service
                                   -------------------------------------------------------------------------
                 Remuneration (1)       15              20             25             30             35     (4)
                                   -------------    -----------    -----------    -----------    -----------
                     $125,000           $37,500        $50,000        $62,500        $75,000        $75,000
                     $150,000            45,000 (2)     60,000         75,000         90,000         90,000
                     $175,000            52,500 (2)     70,000         87,500        105,000        105,000
                     $200,000            60,000 (2)     80,000        100,000        120,000 (3)    120,000 (3)


(1) The annual retirement benefits shown in the table do not reflect a deduction for Social Security benefits and there are no other offsets to benefits. The amounts shown in the table include salary and bonus as reported in the Summary Compensation Table but do not include additional benefits payable to Messrs. Byelick and Murphy under the Deferred Compensation Plan. See "Deferred Compensation Plan."

(2) For 1997, the average final compensation for computing benefits under the Retirement Plan cannot exceed $160,000 (as adjusted for subsequent years pursuant to the Code).

(3) Under current law, the maximum annual benefit payable under the Retirement Plan cannot exceed $120,000 (as adjusted for subsequent years pursuant to the Code).

(4)   The maximum years of service credited for benefit purposes is 30 years.

     The years of credited service and the average annual earnings (as defined above) determined as of December 31, 1997, the end of the 1997 plan year, for each of Stephen C. Byelick and Harry G. Murphy, the Named Executive Officers listed in the Summary Compensation Table, were 15.0 years and $156,191 and 14.5 years and $107,750, respectively.

     Employee Stock Ownership Plan and Trust. The Company has established, and Tarrytowns has adopted, for the benefit of eligible employees, an ESOP and related trust which became effective upon the Conversion. All employees of Tarrytowns or the Company are eligible to become participants in the ESOP. The ESOP purchased, with funds borrowed from the Company, eight percent (8%) of the Company Common Stock (129,600 shares) issued in the Conversion. Tarrytowns has been making annual contributions to the ESOP on behalf of its participating employees in an aggregate amount at least equal to the principal and interest requirement on the debt. The term of the ESOP loan is 10 years, with an interest rate of 8% per annum.

     Shares purchased by the ESOP are initially pledged as collateral for the loan, and are held in a suspense account until released for allocation among participants in the ESOP when the loan is repaid. The pledged shares are released annually from the suspense account in an amount proportional to the repayment of the ESOP loan for each plan year. The released shares are allocated among the accounts of participants on the basis of the participant's compensation for the year of allocation. Benefits generally become vested at the rate of 20% per year with 100% vesting after five years of service. Participants also become immediately vested upon termination of employment due to death, retirement at age 65, permanent disability or upon the occurrence of a "change in control" which would include the Merger. Forfeitures are reallocated among remaining participating employees, in the same proportion as contributions. Vested benefits may be paid in a single sum or installment payments and are payable upon death, retirement at age 65, disability or separation from service.

     In connection with the establishment of the ESOP, the ESOP Committee of the Company's Board of Directors was appointed to administer the ESOP. Marine Midland Bank has been appointed the corporate trustee for the ESOP. The ESOP Committee may instruct the trustee regarding investment of funds contributed to the ESOP. The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Under the ESOP, unallocated shares will be voted in a manner calculated to most accurately reflect the instructions it has received from participants regarding the allocated stock as long as such vote is in accordance with the provisions of ERISA.

      Employee Option Plan and Employee RRP. The Employee Option Plan and Employee RRP were adopted by the Board of Directors of the Company and approved by the shareholders of the Company at the 1996 Annual Meeting. The purpose of the Plans is to promote the growth of the Company and its affiliates by linking the incentive compensation of officers and key executives with the profitability of the Company. Options are granted to eligible officers and executives in such amounts and on such terms as may be determined by the Committee appointed to administer the Employee Option Plan. Restricted stock awards are awarded under the Employee RRP on a discretionary basis to eligible officers and executives. Option grants and restricted stock awards generally vest at the rate of 20% per year over a five-year period, with accelerated vesting to occur upon the grantee's retirement, death, disability or a "change in control" which would include shareholder approval of the Merger Agreement. However,[as discussed in more detail in the "Proposal [1]. The Merger -- Interests of Certain Persons in the Merger" portion of this Proxy Statement-Prospectus,] Messrs. Byelick and Murphy have each agreed, pursuant to their respective Letter Agreement with USB and Tarrytowns, to waive the accelerated vesting that would otherwise apply to their options and restricted stock awards upon the approval of the Merger Agreement by the Company's shareholders. The terms of each executive's Letter Agreement provides for all currently un-vested and outstanding stock options and restricted stock awards to continue to vest in accordance with their original vesting schedules.

     During the 1998 fiscal year, no stock options were granted under the Employee Option Plan to any eligible officer, executive or employee of the Company or Tarrytowns.

      The following table provides certain information with respect to the number of shares of the Company Common Stock acquired through the exercise of, or represented by outstanding, stock options held by the Named Executive Officers on March 31, 1998. Also reported is the value for "in-the-money" options, which represent the positive spread between the exercise price of $11.625 applicable to the existing stock options shown in the table below and the 1998 fiscal year-end price of $20.25 per share of the Company Common Stock.

                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                  OPTIONS/SARS AT FISCAL       OPTIONS/SARS AT FISCAL
                                                     YEAR-END (1) (2)                 YEAR-END
                                                            #                           ($)
                 NAME                           EXERCISABLE/UNEXERCISABLE   EXERCISABLE / UNEXERCISABLE
                 Stephen C. Byelick,                  8,100 / 32,400              69,863 / 279,450
                   President and
                   Chief Executive Officer

                 Harry G. Murphy,                     8,100 / 32,400              69,863 / 279,450
                   Vice President and Secretary

(1) None of the Named Executive Officers exercised options during the fiscal year ended March 31, 1998.

(2) 8,100 of the total of 40,500 outstanding stock options held by each Named Executive Officer were exercisable as of March 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS OF THE COMPANY

     The following table sets forth, as of March 31, 1998, certain information as to the Company Common Stock beneficially owned by persons owning in excess of 5% of the outstanding shares of the Company Common Stock. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company Common Stock as of May 31, 1998. Except as otherwise indicated, the information provided in the following table was obtained from filings with the Securities and Exchange Commission ("SEC") and with The Company pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Addresses provided are those listed in such filings as the address of the person authorized to receive notices and communications. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned. For purposes of the table below and the table set forth under "Stock Owned by Management," in accordance with Rule 13d-3 promulgated under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company Common Stock (1) over which he has or shares, directly or indirectly, voting or investment power, or (2) of which he has the right to acquire beneficial ownership at any time within 60 days after March 31, 1998. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of such shares.

                                                          AMOUNT AND NATURE OF            PERCENT OF COMMON
                 NAME AND ADDRESS                          BENEFICIAL OWNERSHIP             STOCK OUTSTANDING

Compensation Committee of the Board of                      171,872 shares(1)                    11.63%
Directors of Tappan Zee Financial, Inc. in its
capacity as the administrator of the Employee
Stock Ownership and Recognition and Retention
Plans of Tappan Zee Financial, Inc.
75 North Broadway
Tarrytown, New York 10591

The Employee Stock Ownership Plan Trust of                  129,600 shares(2)                     8.77%
Tappan Zee Financial, Inc. and Certain Affiliates
250 Park Avenue
New York, NY 10177
BRT Realty Trust                                            119,950 shares(3)                     8.11%
60 Cutter Mill Road Suite 303
Great Neck, NY 11201

(1) The Compensation Committee administers the Employee Stock Ownership Plan of Tappan Zee Financial, Inc. ("ESOP"), a tax-qualified employee stock ownership plan covered by the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Individual accounts are maintained in the ESOP for the accrued benefits of participating employees and their beneficiaries (see footnote #2 below). The Compensation Committee also administers the 1996 Recognition and Retention Plan for Officers and Employees of Tappan Zee Financial, Inc. ("Employee RRP") and the 1996 Recognition and Retention Plan for Outside Directors of Tappan Zee Financial, Inc. ("Outside Director RRP"), two non-qualified plans (collectively, the "RRPs"). The assets of the ESOP and the RRPs are held in separate trusts (the "ESOP Trust" and "RRP Trust," respectively) by Marine Midland Bank which serves as trustee (the "Trustee") of these Trusts. Since the Compensation Committee has shared "investment power" defined to mean the power to dispose (or to direct the disposition of) the assets of the ESOP and RRP Trusts, consisting of 171,872 shares of Common Stock, as of December 31, 1997, the Compensation Committee may be deemed to have beneficial ownership of these shares. Any unawarded shares held in the RRP Trust are generally required to be voted by the Trustee as directed by the Compensation Committee to reflect the votes of participating employees with respect to awarded shares. The Committee has the power to direct the Trustee with respect to the disposition or restriction of all shares held in the ESOP and RRP Trusts except in the case of a tender or exchange offer and, in this case, the Compensation Committee disclaims beneficial ownership of these shares. Each member of the Compensation Committee disclaims beneficial ownership of such shares.

(2) The ESOP Trust purchased the shares of Common Stock shown in the table above with funds borrowed from the Company in the Conversion. The shares purchased by the ESOP Trust are held in a suspense account for release and allocation to participants' accounts on an annual basis, on the last day of each calendar year, following re-payment of the principal and interest due on the ESOP's loan. As of December 31, 1997, a total of 35,537 shares purchased by the ESOP Trust had been allocated to participants' accounts and the balance, 94,063 shares, remained unallocated and were held in the ESOP Trust's suspense account. The terms of the ESOP provide that, subject to the ESOP Trustee's fiduciary responsibilities under ERISA, the ESOP Trustee will vote, tender or exchange shares of Common Stock held in the ESOP Trust and allocated to participants in accordance with instructions received from such participants. The ESOP Trustee will vote allocated shares as to which no instructions are received and any shares that have not been allocated to participants' accounts in the same proportion as it votes the allocated shares with respect to which the ESOP Trustee receives instructions. The ESOP Trustee will tender or exchange any shares in the suspense account or that otherwise have not been allocated to participants' accounts in the same proportion as the allocated shares with respect to which the ESOP Trustee receives instructions are tendered or exchanged. With respect to allocated shares as to which no instructions are received, the ESOP Trustee will be deemed to have received instructions not to tender or exchange such shares. Except as described in footnote #1 above, the Compensation Committee investment power, except in limited circumstances, but no voting power over all the Company Common Stock held in the ESOP Trust.

(3) BRT Realty Trust ("BRT") filed with the SEC a Schedule 13D, dated as of June 2, 1997 and amended as of July 18, 1997 and October 31, 1997. Based on BRT's Schedule 13D, BRT has sole voting and investment power over the 119,950 shares. BRT is a privately-owned Massachusetts business trust, intended to qualify as a Real Estate Investment Trust.

STOCK OWNED BY MANAGEMENT

     The following table sets forth information as of March 31, 1998 with respect to the shares of the Company Common Stock beneficially owned by each director of the Company, each Named Executive Officer identified in the Summary Compensation Table, included elsewhere herein, and by all directors and executive officers as a group.

                                                                            AMOUNT AND NATURE              PERCENT OF
                                          POSITION WITH                      OF BENEFICIAL                COMMON STOCK
            NAME                         THE COMPANY (1)               OWNERSHIP (2)(3)(4)(5)(6)        OUTSTANDING (7)
------------------------------  ----------------------------------  --------------------------------  ---------------------
Stephen C. Byelick              President and Chief Executive                       49,945   (8)                   3.34 %
                                  Officer and Director

Harry G. Murphy                 Vice President and Secretary                        40,923   (9)                   2.74 %
                                  and Director

John T. Cooney                  Director                                            13,480                            *

Marvin Levy                     Director and Chairman                               10,832 (10)                       *

Gerald Logan                    Director                                            10,980                            *

Kevin J. Plunkett               Director                                            12,580 (11)                       *

Paul R. Wheatley                Director                                             9,980 (12)                       *

All directors and executive officers as a group (7 persons)                        249,058                        16.31 %

* Less than one percent

(1)      Titles are for both the Company and Tarrytowns.

(2) See "Principal Shareholders of the Company" for a definition of "beneficial ownership." All persons shown in the above table have sole voting and investment power, except as otherwise indicated.

(3) Includes 12,960 shares of restricted stock awarded to each of Mr. Byelick and Mr. Murphy under the Employee RRP, as to which each has sole voting power but no investment power and 2,592 shares of restricted stock awarded to each of Messrs. Cooney, Levy, Logan, Plunkett and Wheatley under the Outside Director RRP, as to which each has sole voting power but no investment power. See "Interests of Certain Persons on the Merger" for details on the impact shareholder approval of the Merger Agreement will have on the vesting of these awards.

(4) Includes 16,200 shares subject to options granted to each of Mr. Byelick and Mr. Murphy pursuant to the Employee Option Plan which may be acquired within 60 days after May 31, 1998 and 3,240 shares subject to options granted to each of Messrs. Cooney, Levy, Logan, Plunkett and Wheatley under the Outside Director Option Plan which may be acquired within 60 days from May 31, 1998. Does not include the 24,300 shares subject to options granted to each of Mr. Byelick and Mr. Murphy pursuant to the Employee Option Plan which are not currently exercisable and will not become exercisable within the next 60 days. Also does not include the 4,860 shares subject to options granted to each of Messrs. Cooney, Levy, Logan, Plunkett and Wheatley which are not currently exercisable and will not become exercisable in the next 60 days. See "Interests of Certain Persons in the Merger" for a discussion of the impact that shareholder approval of the Merger Agreement will have on the vesting and exercisability of the stock options granted to these officers and outside directors.

(5) The figure shown include shares held in trust pursuant to the ESOP that have been allocated as of May 31, 1998 to individual accounts as follows: Mr. Byelick, 6,545 shares, Mr. Murphy 5,423 shares and all directors and executive officers as a group, 11,968 shares. Such persons have voting power (subject to the legal duties of the Trustee) but no investment power, except in limited circumstances, as to such shares. The figures shown for Messrs. Byelick and Murphy do not include 94,063 shares held in trust pursuant to the ESOP that have not been allocated to any individual's account and as to which Messrs. Byelick and Murphy share voting power with other ESOP participants. Also not included are 6,275 shares purchased by Tarrytowns's tax-qualified defined benefit pension plan ("Pension Plan"). The figures shown for all directors and executive officers as a group includes such 94,063 shares as to which the members of The Company's ESOP Committee (consisting of Messrs. Plunkett, Logan and Wheatley) may be deemed to have sole investment power, except in limited circumstances, thereby causing each such committee member to be deemed a beneficial owner of such shares. Each of the members of the ESOP Committee disclaims beneficial ownership of such shares. The figures shown for all directors and executive officers as a group also includes the 6,275 shares as to which the members of Tarrytowns's Pension Committee (composed of Messrs. Byelick, Murphy, Plunkett and Wheatley) may be deemed to have sole investment power except in limited circumstances, thereby causing each committee member to be deemed a beneficial owner of such shares. Each member of the Pension Committee disclaims beneficial ownership of such shares.

(6) The figures shown include shares held under the Tarrytowns Bank, FSB Directors' Deferred Compensation Plan that have been allocated as of December 31, 1997 to individual accounts as follows: Mr. Murphy, 1,050 shares, Mr. Levy, 1,500 shares and all directors and executive officers as a group, 2,550 shares. Such persons have sole voting and investment power as to such shares.

(7) Percentages with respect to each person or group of persons have been calculated on the basis of the number of shares of Common Stock outstanding as of May 31, 1998 plus the number of shares of Common Stock which such person or group has the right to acquire within 60 days after May 31, 1998 by the exercise of such options.

(8) Includes 4,000 shares as to which Mr. Byelick may be deemed to share voting power, but has no investment power.

(9) Includes 550 shares as to which Mr. Murphy may be deemed to share voting power, but has no investment power.

(10) Includes 1,000 shares as to which Mr. Levy may be deemed to share voting power, but has no investment power.

(11) Includes 6,100 shares as to which Mr. Plunkett may be deemed to share voting power, but has no investment power.

(12) Includes 3,000 shares as to which Mr. Wheatley shares voting and investment power and 500 shares as to which Mr.Wheatley may be deemed to share voting power, but has no investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CERTAIN RELATED PERSONS

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989, as amended, ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. It is the policy of Tarrytowns not to make loans to executive officers and directors. As of the Record Date, none of Tarrytowns' directors and executive officers had loans outstanding to Tarrytowns. Tarrytowns, however, may make loans or extend credit to certain persons related to executive officers and directors. All such loans were made by Tarrytowns in the ordinary course of business and were not made with more favorable terms or involved more than the normal risk of collectible or presented unfavorable features. Tarrytowns intends that any transactions in the future between Tarrytowns and its executive officers, directors, holders of 10% or more of the shares of any class of its Company Common Stock and affiliates thereof, will contain terms no less favorable to Tarrytowns than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of Tarrytowns not having any interest in the transaction.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:.

         1. All financial statements are included on Item 8 of Part II of this report.

         2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         3.       Exhibits

         (a) The following exhibits are filed as part of this report, except as otherwise indicated.

DESIGNATION    DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of March 6, 1998, between U.S.B. Holding Co, Inc. and Tappan Zee Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on March 13, 1998)

3.1            Certificate of Incorporation of Tappan Zee Financial, Inc.
               (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, No. 33-94128, filed on June 30, 1995, as amended (the "Registration Statement"))

3.2 Bylaws of Tappan Zee Financial, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1            Certificate of Incorporation of Tappan Zee Financial, Inc. (see
               Exhibit 3.1 hereto)

4.2            Bylaws of Tappan Zee Financial, Inc. (see Exhibit 3.2 hereto)

4.3            Specimen Stock Certificate (incorporated by reference to Exhibit
               4.3 to the Registration Statement)

4.4            Stock Option Agreement, dated March 6, 1998, between U.S.B.
               Holding Co., Inc. and Tappan Zee Financial, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 13, 1998)

10.1.0 Tappan Zee Financial, Inc. 1996 Stock Option Plan for Officers and Employees ("Employee Option Plan") (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for use in connection with its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement"), previously filed with the Commission

10.1.1 Amendment No. 1 to the Employee Option Plan (incorporated by reference to Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "1997 10-K".))

10.1.2 Amendment No. 2 to the Employee Option Plan (incorporated by reference to Exhibit A to the 1997 Proxy Statement)

10.2.0 Tappan Zee Financial, Inc. 1996 Stock Option Plan for Outside Directors ("Outside Director Option Plan") (incorporated by reference to Exhibit B to the 1996 Proxy Statement)

10.2.1 Amendment No. 1 to the Outside Director Option Plan (incorporated by reference to Exhibit 10.2.1 of the 1997 10-K)

10.2.2 Amendment No. 2 to the Outside Director Option Plan (incorporated by reference to Exhibit B to the 1997 Proxy Statement)

10.3.0 Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Officers and Employees ("Employee RRP") (incorporated by reference to Exhibit C to the 1996 Proxy Statement)

10.3.1         Amendment No. 1 to the Employee RRP (incorporated by reference to
               Exhibit 10.3.1 of the 1997 10-K)

10.3.2 Amendment No. 2 to the Employee RRP (incorporated by reference to Exhibit C to the 1997 Proxy Statement)

10.4.0 Tappan Zee Financial, Inc. 1996 Recognition and Retention Plan for Outside Directors ("Outside Director RRP") (incorporated by reference to Exhibit D to the 1996 Proxy Statement)

10.4.1 Amendment No. 1 to the Outside Director RRP (incorporated by reference to Exhibit 10.4.1 of the 1997 10-K)

10.4.2 Amendment No. 2 to the Outside Director RRP (incorporated by reference to Exhibit D to the 1997 Proxy Statement)

10.5 Employee Stock Ownership Plan of Tappan Zee Financial, Inc. and Certain Affiliates, as amended (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "1996 10-K"))

10.6 Loan Agreement to the Employee Stock Ownership Plan Trust of Tappan Zee Financial, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.7 to the 1996 10-K)

10.7 Tarrytowns Bank Deferred Compensation Plan for Directors of Tarrytowns Bank, FSB (incorporated by reference to Exhibit 10.7 to the Registration Statement)

10.8           Retirement Plan for Board Members of Tappan Zee Financial, Inc.
               and Certain Affiliates, adopted effective as of October 5, 1995 (incorporated by reference to Exhibit 10.9 to the 1996 10-K)

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

10.11 Employment Agreement by and between Tarrytowns Bank, FSB and Stephen C. Byelick, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.12 to the 1996 10-K)

10.12 Employment Agreement by and between Tarrytowns Bank, FSB and Harry G. Murphy, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.13 to the 1996 10-K)

10.13 Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Christina Vidal, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.15 to the 1996 10-K)

10.14 R Employee Retention Agreement by and among Tappan Zee Fi Financial, Inc., Tarrytowns Bank, FSB and Margaret E. Sampson, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.16 to the 1996 10-K)

10.15 Employee Retention Agreement by and among Tappan Zee Financial, Inc., Tarrytowns Bank, FSB and Valerie Wilson, effective as of October 5, 1995 (incorporated by reference to Exhibit 10.17 to the 1996 10-K)

10.16 Forms of Stock Option Agreement by and between Tappan Zee Financial, Inc. and recipients of stock options granted pursuant to the Employee Option Plan and the Outside Director Option Plan (incorporated by reference to Exhibit 10.16 of the 1997 10-K)

10.17 Forms of Restricted Stock Award Notices to award recipients, pursuant to the Employee RRP and the Outside Director RRP (incorporated by reference to Exhibit 10.17 of the 1997 10-K)

10.18 Form of Consulting Agreement between Tarrytowns Bank, FSB and Stephen C. Byelick

10.19 Form of Employment Agreement between Tarrytowns Bank, FSB and Harry G. Murphy

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

                                       Tappan Zee Financial, Inc.


Dated:  June 29, 1998                  By: /s/Stephen C. Byelick
                                       -----------------------------
                                       Stephen C. Byelick
                                       President and Chief Executive Officer


Dated:  June 29, 1998                  By:    /s/Harry G. Murphy
                                       -----------------------------
                                       Harry G. Murphy
                                       Vice President and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title          Date
---------                         -----          ----

/s/Marvin Levy                   Chairman        June 29, 1998
----------------------
Marvin Levy


/s/ Stephen C. Byelick           Director        June 29, 1998
----------------------
Stephen C. Byelick


/s/ John T. Cooney                Director       June 29, 1998
----------------------
John T. Cooney


/s/Gerald L. Logan                Director       June 29, 1998
----------------------
Gerald L. Logan


/s/Harry G. Murphy                Director       June 29, 1998
----------------------
Harry G. Murphy


/s/Kevin  J. Plunkett             Director       June 29, 1998
----------------------
Kevin  J. Plunkett


/s/Paul R. Wheatley               Director       June 29, 1998
----------------------
Paul R. Wheatley